Form 10-Q
period 2005-08-27
Golf Galaxy, Inc.
filed 2005-10-11
CIK 1327098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 27, 2005

or

☐                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 000-51460

GOLF GALAXY, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1831724
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7275 Flying Cloud Drive
Eden Prairie, Minnesota	55344
(Address of principal executive offices)	(Zip Code)

(952) 941-8848

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐  No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐  No  ☒

As of October 1, 2005, the Company had 10,658,997 shares of common stock, par value $0.01 per share, outstanding.

GOLF GALAXY, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 2005

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

GOLF GALAXY, INC.

BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

	August 27, 2005 (unaudited)	August 28, 2004 (unaudited)	February 26, 2005

Assets
Current assets:
Cash and cash equivalents	$26,387	$14,084	$3,245
Accounts receivable, net of allowances of $90, $50 and $50, respectively	8,118	3,845	3,455
Inventories, net	36,694	21,774	30,415
Deferred tax assets	2,219	3,574	2,219
Prepaid expenses and other current assets	1,748	1,099	1,291
Total current assets	75,166	44,376	40,625
Property and equipment
Property and equipment	39,928	26,802	35,929
Accumulated depreciation	(16,494)	(13,226)	(14,097)
Property and equipment, net	23,434	13,576	21,832
Deferred tax assets	2,272	1,766	2,272
Other assets	290	375	408
Total assets	$101,162	$60,093	$65,137

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$21,984	$16,877	$15,826
Accrued liabilities	12,183	10,151	11,675
Total current liabilities	34,167	27,028	27,501

Deferred rent credits and other	10,664	5,299	6,831

Redeemable convertible preferred stock, including accumulated preferred stock dividends:
Preferred Series A, par value $1.00, 80,000 shares authorized, issued and outstanding	—	13,511	14,054
Preferred Series B, par value $1.00, 35,000 shares authorized, issued and outstanding	—	5,528	5,746
Preferred Series C, par value $1.00, 100,000 shares authorized, issued and outstanding	—	15,019	15,623
Preferred Series D, par value $1.00, 150,000 shares authorized, 94,000 issued and outstanding	—	12,807	13,318
	—	46,865	48,741
Shareholders’ equity (deficit):
Common stock, par value $0.01 per share:
Authorized shares – 40,000,000; Issued and outstanding – 10,636,436, 1,861,945 and 1,883,969, respectively	106	19	19
Additional paid-in capital	68,727	—	—
Accumulated deficit	(12,502)	(19,118)	(17,955)
Total shareholders’ equity (deficit)	56,331	(19,099)	(17,936)
Total liabilities and shareholders’ equity (deficit)	$101,162	$60,093	$65,137

See accompanying notes.

GOLF GALAXY, INC.

STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 27, 2005	August 28, 2004	August 27, 2005	August 28, 2004

Net sales	$69,635	$47,540	$128,205	$85,959
Cost of sales	47,565	32,665	87,907	59,521
Gross profit	22,070	14,875	40,298	26,438

Operating expenses:
Store operating	10,773	7,127	21,705	14,099
General and administrative	2,155	1,842	5,257	3,989
Preopening	40	46	1,350	564
Total operating expenses	12,968	9,015	28,312	18,652
Income from operations	9,102	5,860	11,986	7,786
Interest income (expense), net	100	4	115	(32)
Income before income taxes	9,202	5,864	12,101	7,754
Income tax expense	(3,755)	(2,351)	(4,961)	(3,116)
Net income	5,447	3,513	7,140	4,638
Less preferred stock dividends	(723)	(919)	(1,721)	(1,820)
Net income applicable to common shareholders	$4,724	$2,594	$5,419	$2,818
Net income per share:
Basic	$0.98	$1.39	$1.62	$1.51
Diluted	$0.59	$0.46	$0.83	$0.60
Weighted average number of shares outstanding:
Basic	4,801,458	1,861,945	3,342,714	1,861,945
Diluted	9,211,662	7,703,512	8,634,726	7,703,512

See accompanying notes.

GOLF GALAXY, INC.

STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	August 27, 2005	August 28, 2004
Operating activities
Net income	$7,140	$4,638
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,417	1,486
Disposal of property and equipment	9	5
Amortization of debt issuance costs	7	14
Noncash compensation	46	—
Change in operating assets and liabilities:
Accounts receivable	(4,663)	(2,140)
Inventories	(6,279)	3,790
Prepaid expenses and other	(457)	(327)
Accounts payable	6,158	309
Accrued liabilities and other	4,451	3,645
Net cash provided by operating activities	8,829	11,420
Investing activities
Purchases of property and equipment	(4,028)	(2,279)
Net cash used in investing activities	(4,028)	(2,279)
Financing activities
Payment of preferred stock dividends	(19,562)	—
Proceeds from initial public offering, net	37,903	—
Net cash provided by financing activities	18,341	—
Net increase in cash and cash equivalents	23,142	9,141
Cash and cash equivalents, beginning of year	3,245	4,943
Cash and cash equivalents, end of quarter	$26,387	$14,084
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$2	$2
Taxes	$3,141	$395
Supplemental disclosure of non-cash financing activities
Conversion of preferred stock into common stock	$30,900	$—

See accompanying notes.

GOLF GALAXY, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited financial statements of Golf Galaxy, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Due to the seasonal nature of the Company’s business, interim results are not necessarily indicative of results for the entire fiscal year.

These interim unaudited financial statements and the related notes should be read in conjunction with the annual financial statements and notes included in the final prospectus relating to the Company’s initial public offering (“IPO”), as filed with the Securities and Exchange Commission (the “SEC”), which includes audited financial statements for each of the three fiscal years in the period ended February 26, 2005.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the period. Ultimate results could differ from those estimates.

2. Initial Public Offering

The Company completed its IPO, effective August 3, 2005, issuing 3,000,000 common shares at an offering price of $14.00.  As part of the IPO, all of the outstanding preferred stock was converted into 5,752,467 shares of common stock, of which 1,542,500 were sold in the IPO, resulting in a total offering of 4,542,500 common shares.  The Company’s common stock trades on the Nasdaq National Market under the symbol “GGXY.”

After issuance costs, the Company received net proceeds of $37.9 million, of which $19.6 million was used to pay preferred shareholders all of the accrued and unpaid dividends due upon the conversion of their shares of preferred stock into shares of the Company’s common stock.  The remaining net proceeds are planned to be used to finance the Company’s store growth and for general corporate purposes.

The holders of the remaining unregistered shares of common stock resulting from the conversion of the preferred stock have defined demand registration rights, which may be exercised in the future.

3. Stock-Based Compensation

The Company has elected to apply the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. Accordingly, the Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation expense for stock options is measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the stock option exercise price.

Prior to fiscal 2006, all stock options had an exercise price equal to the estimated fair value of the common stock at the time of grant, resulting in no compensation expense recorded for the issuance of stock options.

In May 2005, the Board of Directors granted options to purchase 138,000 shares of common stock at an exercise price of $8.00 per share based on an independently appraised value as of the most recent fiscal year-end. In addition to the Company’s financial results and growth prospects, the appraisal considered other factors, including the Company’s capital structure as a private company and the relative subordination of the common stock in relation to the preferred stock at the date of the appraisal.

Because the exercise price of the stock options granted in May 2005 was below the then-anticipated price range of the Company’s proposed IPO, the Company is recognizing compensation expense ratably over the four-year vesting period of the options based on the difference between the mid-point of the anticipated IPO price range at the time of grant and the exercise price of the options.

If the Company had elected to apply the fair value recognition provisions under SFAS No. 123, the Company’s net income would have been adjusted to the following pro forma amounts (in thousands, except per share amounts):

	Three Months Ended (Unaudited)		Six Months Ended (Unaudited)
	August 27, 2005	August 28, 2004	August 27, 2005	August 28, 2004
Net income applicable to common shareholders	$4,724	$2,594	$5,419	$2,818
Add stock-based compensation expense, net of tax	28	—	28	—
Deduct total stock-based compensation determined under fair-value-based method for all awards	(70)	(36)	(104)	(72)
Pro forma net income	$4,682	$2,558	$5,343	$2,746
Net income per share:
Basic—as reported	$0.98	$1.39	$1.62	$1.51
Basic—pro forma	$0.98	$1.37	$1.60	$1.47
Diluted—as reported	$0.59	$0.46	$0.83	$0.60
Diluted—pro forma	$0.59	$0.45	$0.82	$0.59

Weighted Average Assumptions:
Risk-free interest rate	4.0%	3.3%
Expected dividends	—	—
Estimated average life	5 years	6 years
Volatility	0.50	—

The fair value of each option is estimated on the date of grant using the minimum value method with the weighted average assumptions provided above.  Based on these assumptions, the estimated weighted average fair value of the options granted in the second quarter of fiscal 2006 and 2005 was $6.72 and $1.14, respectively.  Because of the limited history of market trading in the Company’s common stock, estimated volatility for the second quarter of fiscal 2006 was based on an average of the volatility reported by a peer group of publicly traded companies.

Stock Options

The Company’s 1996 Stock Option and Incentive Plan and 2004 Stock Incentive Plan (together, the “Plans”) provide for the issuance of incentive and non-qualified stock options. Options are generally granted at the fair market value as of the grant date, are exercisable ratably over various periods and expire up to ten years after the date of grant.

As of August 27, 2005 and February 26, 2005, there were 2,000,000 common shares authorized for issuance under the Plans. Stock option activity under the Plans was as follows:

	Six Months Ended August 27, 2005 (Unaudited)		Fiscal Year Ended February 26, 2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	915,275	$5.47	698,100	$5.21
Issued	327,000	11.43	252,900	6.30
Forfeited	(20,450)	6.48	(32,075)	6.28
Exercised	—	—	(3,650)	5.91
Outstanding, end of period	1,221,825	7.05	915,275	5.47
Exercisable, end of period	629,131	5.22	525,706	4.86
Weighted average fair value of options granted	$4.46		$1.14

4. Net Income Per Share

Basic net income per share is computed based on the weighted average number of common shares outstanding. Diluted net income per share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had all potentially dilutive common shares been issued. Potentially dilutive shares of common stock include certain common stock options, warrants and convertible preferred stock, depending on the estimated fair market value of the common stock and amount of net income for the period measured.

The following table presents a reconciliation of the numerators and denominators of basic and diluted net income per share (in thousands, except share and per share amounts):

	Three Months Ended (Unaudited)		Six Months Ended (Unaudited)
	August 27, 2005	August 28, 2004	August 27, 2005	August 28, 2004
Numerator:
Net income applicable to common shareholders, as reported	$4,724	$2,594	$5,419	$2,818
Add preferred stock dividends	723	919	1,721	1,820
Numerator for diluted net income per share	$5,447	$3,513	$7,140	$4,638
Denominator:
Weighted average number of common shares outstanding	4,801,458	1,861,945	3,342,714	1,861,945
Effect of dilutive securities:
Outstanding stock options and warrants	575,226	89,100	498,290	89,100
Convertible preferred stock	3,834,978	5,752,467	4,793,722	5,752,467
Denominator for diluted net income per share	9,211,662	7,703,512	8,634,726	7,703,512
Net income per share:
Basic	$0.98	$1.39	$1.62	$1.51
Diluted	$0.59	$0.46	$0.83	$0.60

Pro-Forma Net Income Per Share

The Company believes the use of pro-forma net income per share provides important supplemental information due to the significant increase in common shares outstanding resulting from the IPO and the conversion of the convertible preferred stock into shares of common stock effective on August 3, 2005.  The pro-forma net income per share is presented as if the IPO had occurred immediately prior to the beginning of each period presented. Pro-forma net income per share is considered a non-GAAP financial measure and is not in accordance with, or preferable to, the ratio determined in accordance with GAAP. Further, pro-forma net income per share, as the Company defines it, may not be comparable to a similarly titled measure used by other companies. The most directly comparable GAAP financial measure to pro-forma net income per share is net income per share. The following table presents a reconciliation of the numerator and denominator used in the calculation of pro-forma net income per share (in thousands, except share and per share amounts):

	Three Months Ended (Unaudited)		Six Months Ended (Unaudited)
	August 27, 2005	August 28, 2004	August 27, 2005	August 28, 2004
Pro-Forma Information
Pro-forma net income applicable to common shareholders	$5,447	$3,513	$7,140	$4,638
Pro-forma net income per share:
Basic	$0.51	$0.33	$0.67	$0.44
Diluted	$0.49	$0.33	$0.64	$0.43
Pro-forma weighted average number of shares outstanding:
Basic	10,636,436	10,614,412	10,636,436	10,614,412
Diluted	11,211,662	10,703,512	11,134,726	10,703,512

Reconciliation of pro-forma information to GAAP
Net income applicable to common shareholders (GAAP)	$4,724	$2,594	$5,419	$2,818
Preferred Stock Dividends	723	919	1,721	1,820
Net income applicable to common shareholders (Pro-forma)	$5,447	$3,513	$7,140	$4,638
Basic
Weighted average number of shares outstanding (GAAP)	4,801,458	1,861,945	3,342,714	1,861,945
Conversion of preferred stock to common	3,834,978	5,752,467	4,793,722	5,752,467
Weighted average additional shares issued in IPO	2,000,000	3,000,000	2,500,000	3,000,000
Weighted average number of shares outstanding (Pro-forma)	10,636,436	10,614,412	10,636,436	10,614,412
Diluted
Weighted average number of shares outstanding (GAAP)	9,211,662	7,703,512	8,634,726	7,703,512
Weighted average additional shares issued in IPO	2,000,000	3,000,000	2,500,000	3,000,000
Weighted average number of shares outstanding (Pro-forma)	11,211,662	10,703,512	11,134,726	10,703,512

5. Employee Benefit Plan

The Company has a defined contribution 401(k) profit sharing plan (the “Plan”) for eligible employees, which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986. Employees are entitled to make tax-deferred contributions of up to 18% of their eligible compensation. The Company may, at its discretion, make matching contributions to the Plan for each plan year. The Company’s contributions vest after four years of service, at age 59 1/2 regardless of service or upon the death of the employee. Effective July 1, 2005, the Company began matching 50% of the first 4% of eligible compensation contributed to the Plan by each participant. The Company’s matching contribution to the Plan for the second quarter and first six months of fiscal 2006 was $16,000. The Company did not make any matching contributions to the Plan during either of the corresponding periods of fiscal 2005.

6. New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to SFAS No. 123, which requires the calculation of the fair value of stock-based compensation, estimation of future forfeitures and income taxes and recognition of the net value as a non-cash expense over the vesting period of the underlying instruments. The implementation of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)), can be made on either a modified prospective or modified retrospective basis. Based on current guidance, the Company will be required to implement the provisions of SFAS No. 123(R) beginning in fiscal 2007. The Company is currently evaluating option valuation methodologies and assumptions. The Company expects to record substantial non-cash compensation expenses in future periods as a result of the adoption of SFAS No. 123(R), which will have a significant adverse impact on our results of operations.

In June 2005, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination (EITF No. 05-6). EITF No. 05-6 provides guidance on the amortization period for leasehold improvements in operating leases that are either acquired after the beginning of the initial lease term or acquired as the result of a business combination. This guidance requires leasehold improvements purchased after the beginning of the initial lease term to be amortized over the shorter of the assets’ useful life or a term that includes the original lease term plus any renewals that are reasonably assured at the date the leasehold improvements are purchased.  This guidance is effective for reporting periods beginning after June 29, 2005. The adoption of this statement did not have a material impact on the Company’s net income, cash flows or financial position.

On July 14, 2005, the FASB issued a proposed Interpretation, Accounting for Uncertain Tax Positions, an Interpretation of FASB Statement No. 109.  This proposed Interpretation would clarify the accounting for uncertain tax positions as described in SFAS No. 109, Accounting for Income Taxes, and would require an enterprise to recognize, in its financial statements, the best estimate of the impact of a tax position only if that position is probable of being sustained on audit based solely on the technical merits of the position. The proposed Interpretation is expected to be effective as of the end of the first fiscal year ending after December 15, 2005. The Company does not expect the adoption of this new guidance to impact its net income, cash flows or financial position.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Golf Galaxy, Inc. is a leading golf specialty retailer offering a distinctive combination of competitively priced merchandise from the leading national brands in golf equipment and apparel, along with non-commissioned sales assistance and pro shop services. As of August 27, 2005, we operated 45 superstores, generally ranging from 13,000 to 18,000 selling square feet, located in 19 primarily northern and midwestern states. Our “Everything for the Game.®” core strategy is to provide avid and casual golfers, as well as gift purchasers, a category dominant selection of leading national brand products, expert sales assistance and professional services, the combination of which is generally not available elsewhere. We offer our customers an exciting, interactive environment that compares favorably with the shopping experience at smaller independent golf stores, on-course pro shops and the golf departments of general sporting goods retailers.

We completed an initial public offering of our common stock on August 3, 2005. Our stock trades on the Nasdaq National Market under the ticker symbol “GGXY.” The initial public offering consisted of 4,542,500 shares of common stock. Of the shares of common stock sold in the initial public offering, we sold 3,000,000 shares, resulting in proceeds of $42.0 million. As part of the offering, all of the outstanding preferred stock converted into 5,752,467 shares of our common stock, of which 1,542,500 were sold in the initial public offering, resulting in a total offering of 4,542,500 shares of common stock. After deducting the underwriting discounts and commissions, and other offering expenses, we received net proceeds from our initial public offering of $37.9 million. We used $19.6 million of the net proceeds to pay our preferred shareholders all of the accrued and unpaid dividends due upon conversion of their shares of preferred stock into shares of our common stock. We expect to use the remaining net proceeds from the offering to continue to open new retail stores and for general corporate purposes.

Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. Our net sales and net income are generally greater during the first and second quarters of our fiscal year.

We believe the interim financial statements filed in this Form 10-Q and the discussions contained herein should be read in conjunction with the annual financial statements and notes included in the final prospectus relating to our initial public offering, as filed with SEC, which includes audited financial statements for each of the three fiscal years in the period ended February 26, 2005.

Results of Operations

The following table presents selected items in the unaudited statements of operations as a percentage of our net sales.

	Three Months Ended		Six Months Ended
	August 27, 2005	August 28, 2004	August 27, 2005	August 28, 2004
Statements of Operations Data
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.3%	68.7%	68.6%	69.2%
Gross profit	31.7%	31.3%	31.4%	30.8%
Store operating expenses	15.5%	15.0%	16.9%	16.4%
General and administrative expenses	3.1%	3.9%	4.1%	4.6%
Preopening expenses	0.0%	0.1%	1.0%	0.7%
Income from operations	13.1%	12.3%	9.4%	9.1%
Interest income (expense), net	0.1%	0.0%	0.1%	(0.1)%
Income before income taxes	13.2%	12.3%	9.5%	9.0%
Income tax expense	(5.4)%	(4.9)%	(3.9)%	(3.6)%
Net income	7.8%	7.4%	5.6%	5.4%

Net sales consist of sales, net of returns, from comparable stores and new stores, as well as sales from our eCommerce operations, which we launched in March 2004. A new or relocated store is included in comparable store results after it has been in operation for 12 full fiscal months following the month of the store’s grand opening weekend, typically a store’s 13th full month of operations. New store sales include all sales from stores that have not yet become comparable stores.

Cost of sales includes the cost of merchandise sold net of certain vendor allowances, direct costs of services, freight, inventory shrinkage, other inventory valuation adjustments and store occupancy costs. Vendor allowances include promotional support, rebates and volume discounts. Store occupancy costs include rent, real estate taxes and common area maintenance charges.

Store operating expenses primarily include store associate payroll and related employee benefits, advertising and depreciation. Store operating expenses also include maintenance, utilities, insurance, bank and credit card charges, other store level expenses, as well as expenses associated with the operation of our eCommerce site.

General and administrative expenses include all expenses associated with operating our corporate headquarters.

Preopening expenses consist primarily of occupancy, payroll, recruiting and other costs incurred prior to a new store opening as well as incremental advertising in conjunction with the store opening.

Three and Six Months Ended August 27, 2005 compared with Three and Six Months Ended August 28, 2004

Net Sales.  Net sales for the second quarter of fiscal 2006 were $69.6 million, an increase of $22.1 million, or 46.5%, compared with net sales of $47.5 million for the second quarter of fiscal 2005. The increase in net sales for the fiscal second quarter resulted primarily from $17.8 million in sales from new stores opened in the current or prior fiscal year, before becoming comparable stores, and a comparable store sales gain of $3.4 million, or 7.4%. Net sales for the first six months of fiscal 2006 were $128.2 million, an increase of $42.2 million, or 49.1%, compared with net sales of $86.0 million for the first six months of the prior fiscal year. The increase in net sales for the six-month period resulted primarily from $33.2 million in net sales from new stores opened in the current or prior fiscal year, before becoming comparable stores, and a comparable store sales gain of $7.3 million, or 8.8%. The increase in comparable store sales for both the second quarter and first six months of fiscal 2006 was attributable primarily to increased sales of golf clubs, which was driven by several new product introductions. Increased sales of golf balls and apparel resulting from merchandising focus on these product groups also contributed to the comparable store sales gain.

Gross Profit.  Gross profit increased by $7.2 million, or 48.3%, to $22.1 million for the second quarter of fiscal 2006, up from $14.9 million for the second quarter of fiscal 2005. The gross profit rate increased by 0.4% of net sales to 31.7% of net sales for the second quarter of fiscal 2006, compared with 31.3% of net sales for the second quarter of the prior fiscal year. For the first six months of fiscal 2006 gross profit increased by $13.9 million, or 52.7%, to $40.3 million, up from $26.4 million for the same period of fiscal 2005. The gross profit rate for the first six months of fiscal 2006 increased by 0.6% of net sales to 31.4% of net sales, compared with 30.8% of net sales for the first six months of the prior fiscal year. The increase in our gross profit rate for both the second quarter and first six months of fiscal 2006 was due primarily to increases in vendor allowances resulting in higher retail margins, and was partially offset by higher freight costs.

Store Operating Expenses.  Store operating expenses for the second quarter of fiscal 2006 were $10.8 million, an increase of $3.7 million, or 52.1%, compared with store operating expenses of $7.1 million for the second quarter of fiscal 2005. The store operating expenses rate for the second quarter of fiscal 2006 increased to 15.5% of net sales, up from 15.0% of net sales for the second quarter of fiscal 2005. For the first six months of fiscal 2006, store operating expenses increased by $7.6 million, or 53.9%, to $21.7 million, up from $14.1 million for the first six months of fiscal 2005. The store operating expenses rate for the first half of fiscal 2006 increased by 0.5% of net sales to 16.9% of net sales, compared with 16.4% of net sales for the same period of fiscal 2005. For both the second quarter and first half of fiscal 2006, the increase in store operating expenses as a percentage of net sales related primarily to new stores opened in the last 12 months, including 11 new stores openings during the first six months of fiscal 2006 and five new store openings during the second half of fiscal 2005. A total of seven new stores were opened during the same periods of the prior fiscal years. New stores generally have higher operating expenses as a percentage of net sales in comparison to mature stores due to the impact of a partial year of net sales and because mature stores generally have higher sales volumes. Due to our anticipated store growth and the high percentage of new stores in our store base, we expect store operating expenses as a percentage of net sales to continue to grow modestly through the next year when compared with prior periods.

General and Administrative Expenses.  General and administrative expenses increased to $2.2 million for the second quarter of fiscal 2006, up $0.4 million, or 22.2%, from $1.8 million for the second quarter of fiscal 2005. As a percentage of net sales, general and administrative expenses decreased to 3.1% for the second quarter of fiscal 2006, down from 3.9% of net sales for the second quarter of fiscal 2005. For the first six months of fiscal 2006, general and administrative expenses were $5.3 million, an increase of $1.3 million, or 32.5%, compared with $4.0 million for the first six months of fiscal 2005. General and administrative expenses as a percentage of net sales decreased to 4.1% for the first half of fiscal 2006, down from 4.6% of net sales for the same period of the prior fiscal year. The decrease in general and administrative expenses as a percentage of net sales for the second quarter and first six months of fiscal 2006, compared with the corresponding periods of fiscal 2005, was due primarily to net sales increasing at a faster rate than the growth of our payroll and payroll-related costs.

Preopening Expenses.  Preopening expenses were not significant in either the second quarter of fiscal 2006 or the second quarter of fiscal 2005. Preopening expenses increased by $0.8 million to $1.4 million for the first six months of fiscal 2006, up from $0.6 million for the first six months of the prior fiscal year. The increase was related primarily to opening 11 new stores during the first half of fiscal 2006, compared with five new store openings during the first half of fiscal 2005.

Net Interest Income (Expense).  Net interest income was $100,000 for the second quarter of fiscal 2006, compared with $4,000 for the second quarter of fiscal 2005. For the first six months of fiscal 2006, we reported net interest income of $115,000, compared with net interest expense of $32,000 for the first six months of fiscal 2005. The change for both the fiscal second quarter and six-month period was due primarily to the effect of higher interest rates on our cash investments in fiscal 2006 and interest income earned on the net proceeds from our initial public offering.

Income Tax Expense.  We recorded an income tax provision of $3.8 million for the second quarter of fiscal 2006, compared with an income tax provision of $2.4 million for the second quarter of fiscal 2005. The income tax provision for the second quarters of fiscal 2006 and fiscal 2005 were based on estimated effective income tax rates of 40.8% and 40.1%, respectively. For the first six months of fiscal 2006, we recorded an income tax provision of $5.0 million compared with an income tax provision of $3.1 million for the first six months of the prior fiscal year. The income tax provision for the first six months of fiscal 2006 and fiscal 2005 were based on estimated effective annual income tax rates of 41.0% and 40.2%, respectively.

Net Income.  Net income was $5.4 million for the second quarter of fiscal 2006, compared with $3.5 million for the second quarter of fiscal 2005, an increase of $1.9 million, or 54.3%.  For the first six months of fiscal 2006 net income was $7.1 million, compared with $4.6 million for the first six months of the prior fiscal year, an increase of $2.5 million, or 54.3%.

Quarterly Results of Operations and Seasonality

The following table sets forth certain unaudited financial and operating data for each quarter of fiscal 2005 and the first two quarters of fiscal 2006. The unaudited quarterly information reflects all adjustments, which include only normal and recurring adjustments, necessary to present fairly the information shown.

	Fiscal 2005
	Quarter Ended May 29, 2004	Quarter Ended August 28, 2004	Quarter Ended Nov. 27, 2004	Quarter Ended Feb. 26, 2005
	($ in thousands, except per share data)
Statement of Operations Data
Net sales	$38,419	$47,540	$20,281	$26,840
Gross profit	11,563	14,875	5,089	7,589
Gross profit as a percentage of net sales	30.1%	31.3%	25.1%	28.3%
Store operating expenses	6,972	7,127	4,793	5,490
General and administrative expenses	2,147	1,842	2,520	1,863
Preopening expenses	518	46	599	932
Income (loss) from operations	1,926	5,860	(2,823)	(696)
Other Income (1)	—	—	8,410	—
Income (loss) before income taxes	1,890	5,864	5,598	(679)
Net income (loss)	$1,125	$3,513	$3,351	$(451)
Basic net income (loss) per share	$0.12	$1.39	$1.30	$(0.74)
Diluted net income (loss) per share	$0.11	$0.46	$0.43	$(0.74)
Comparable store sales increase (2)	7.4%	5.9%	9.9%	4.8%
Stores opened during the period	5	—	3	2
Number of stores at end of period	29	29	32	34
Selling square feet at end of period	450,370	450,370	486,737	516,551

	Fiscal 2006
	Quarter Ended May 28, 2005	Quarter Ended August 27, 2005
	($ in thousands, except per share data)
Statement of Operations Data
Net sales	$58,570	$69,635
Gross profit	18,228	22,070
Gross profit as a percentage of net sales	31.1%	31.7%
Store operating expenses	10,932	10,773
General and administrative expenses	3,102	2,155
Preopening expenses	1,310	40
Income from operations	2,884	9,102
Income before income taxes	2,899	9,202
Net income	$1,693	$5,447
Basic net income per share	$0.37	$0.98
Diluted net income per share	$0.21	$0.59
Comparable store sales increase (2)	10.5%	7.4%
Stores opened during the period	11	—
Number of stores at end of period	45	45
Selling square feet at end of period	671,953	671,953

(1)              We sold our equity investment in Golf Town Canada Inc. during the third quarter of fiscal 2005 for a pre-tax gain of $8.4 million.

(2)              A new or relocated store is included in the comparable store base after it has been in operation for 12 full fiscal months following the month of the store’s grand opening weekend. A store that is closed for remodel or repair is excluded from the comparable store sales calculation during the period of closure and the comparable period of the succeeding year. Sales from our eCommerce operations are not included in the comparable store sales calculation. Comparable store results for a 53-week fiscal year are presented on a 52/52-week basis.

Our business is subject to seasonal fluctuations, with the highest sales activity and all income from operations occurring during the first and second quarters of our fiscal year. Most of our stores are located in northern and midwestern states where late spring and summer represent the peak of the golf season. It is possible the impact of seasonal fluctuation could change as we enter additional geographic regions. The Father’s Day holiday in June drives a significant seasonal sales increase, and sales also increase during the year-end holiday season, albeit to a lesser extent.

Our quarterly operating results may also fluctuate significantly because of other factors. Our customers’ demand for our products and services, and consequently our sales, can also be significantly impacted by weather conditions that affect outdoor activities like golf and the demand for golf-related apparel, accessories, equipment and services. The timing of new store openings and related expenses; the profitability of new stores; the impact on store results during remodeling; changes in competitors in our markets, such as new store openings or store closings by our competitors; and general economic conditions, also affect our quarterly results. The fixed costs of our operations make our operating results sensitive to changes, favorable and unfavorable, in demand for our products and services. Due to these factors, results for any particular quarter may not be indicative of results to be expected for any other quarter or for a full fiscal year.

Our preopening expenses have varied from quarter to quarter primarily due to the timing of store openings. We have historically opened the majority of our new stores in either the first or third quarters of the fiscal year. Going forward, we anticipate that store openings will occur predominantly in the first, third and fourth quarters of the fiscal year. We typically incur most preopening expenses for a new store during the three months immediately preceding its opening. In addition, our labor and operating costs for a newly opened store are greater than a mature store. Accordingly, the volume and timing of new store openings in any quarter has had and is expected to continue to have a significant impact on quarterly preopening costs and store labor and operating expenses.

Liquidity and Capital Resources

Our primary capital requirements are for inventory, capital expenditures such as tenant improvements and fixtures, and preopening expenses to support our new store growth. Our working capital needs change significantly from quarter to quarter due to the impact of seasonality and the timing of new store openings. Our main source of liquidity is cash provided by operations. However, we plan to finance our continued store expansion with the net proceeds from our initial public offering. We also have availability for borrowing, if necessary, under our credit facility. Historically, our main source of liquidity has been the proceeds from our equity financings.

The following table summarizes our cash flows from operating, investing and financing activities for the first six months of fiscal 2006 and fiscal 2005 ($ in thousands):

	Six Months Ended
	August 27, 2005	August 28, 2004
Net cash provided by operating activities	$8,829	$11,420
Net cash used in investing activities	(4,028)	(2,279)
Net cash provided by financing activities	18,341	—
Net increase in cash and cash equivalents	$23,142	$9,141

Net cash provided by operating activities was $8.8 million for the first six months of fiscal 2006, compared with $11.4 million for the first six months of fiscal 2005. The decrease in net cash provided by operating activities for the first half of fiscal 2006 compared with the first half of the prior fiscal year was due substantially to increased inventory levels, reflecting store growth, the timing of payments to vendors and an increase in construction allowance accounts receivable.  These factors were partially offset by an increase in net income.

Net cash used in investing activities was $4.0 million for the first half of fiscal 2006, compared with $2.3 million for the first half of fiscal 2005. Net cash used in investing activities consists principally of investments in leasehold improvements and fixtures associated with new store openings. The increase in net cash used in investing activities for the first six months of fiscal 2006 compared with the same period of the prior fiscal year is attributable to the increased level of new store openings. We opened 11 new stores during the first six months of fiscal 2006 compared with five new store openings during the first six months of fiscal 2005.

Net cash provided by financing activities was $18.3 million for the first six months of fiscal 2006 compared with $0 for the same period of the prior fiscal year. The increase was due to the net proceeds from completing our initial public offering.

We maintain a revolving credit facility as an additional source of short-term liquidity and working capital, if needed. The credit facility has a term of four years and provides for revolving loans in an aggregate up to $15.0 million, of which $5.0 million may be in the form of letters of credit. At our option, the credit facility can be expanded to $20.0 million. Borrowings under the credit facility are secured by our inventories, accounts receivable, and financial and intangible assets. Availability under the credit facility is calculated on the basis of eligible inventory, net of specified reserves, and less any outstanding letters of credit. Interest on any outstanding indebtedness under our credit facility accrues at the prime lending rate or an adjusted LIBOR as defined in the agreement for the credit facility. There were no outstanding borrowings on our credit facilities as of August 27, 2005, August 28, 2004 or February 26, 2005.

Our future capital requirements will primarily depend on the number of new stores we open and the timing of those openings within a given fiscal year. These requirements will include costs directly related to opening new stores and may also include costs necessary to ensure that our infrastructure is able to support a larger store base. Additional capital may also be needed in the future to remodel or relocate existing stores. Based on our current plans for store growth, we expect to fund our anticipated capital requirements through cash provided by operations and the net proceeds from our initial public offering.

Off-Balance-Sheet Arrangements and Contractual Obligations

We lease our retail store locations, office space and certain office equipment primarily through operating leases. Our liquidity is not dependent on the use of off-balance sheet financing arrangements other than in connection with our operating leases. There has been no material change in our contractual obligations other than in the ordinary course of business since the end of fiscal 2005.

Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). In connection with the preparation of the financial statements, we are required to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, net sales, cost of sales, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that we believe to be relevant at the time the consolidated financial statements are prepared. On a regular basis, we review our accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in the “Notes to Unaudited Financial Statements” included in this Quarterly Report on Form 10-Q and should be read in conjunction with Note 2 of “Notes to Financial Statements” included in the final prospectus relating to our initial public offering, as filed with the SEC.

Impact of Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, which requires the calculation of the fair value of stock-based compensation, estimation of future forfeitures and income taxes, and recognition of the fair value as a non-cash expense over the vesting period of the underlying instruments. The implementation of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)), can be made on either a modified prospective or modified retrospective basis. Based on current guidance, we will be required to implement the provisions of SFAS No. 123(R) beginning in fiscal 2007. SFAS No. 123(R) eliminates the ability to account for stock-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead that such transactions be accounted for using a fair-value-based method. Companies are required to recognize an expense for compensation cost related to stock-based payment arrangements, including stock options and employee stock purchase plans. We currently account for stock-based payments to our employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair-value-based method will have a significant adverse impact on our results of operations, although it will have no impact on our overall cash flows. We are currently evaluating option valuation methodologies and assumptions. While we expect that we will record substantial non-cash compensation expenses as a result of the adoption of SFAS No. 123(R) and that our results of operations will be significantly adversely affected, the impact of adoption of SFAS No. 123(R) cannot be predicted with more specificity at this time because it will depend on the option methodology adopted, the assumptions utilized and the levels of stock based payments granted in the future.

In June 2005, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination (EITF No. 05-6). EITF No. 05-6 provides guidance on the amortization period for leasehold improvements in operating leases that are either acquired after the beginning of the initial lease term or acquired as the result of a business combination. This guidance requires leasehold improvements purchased after the beginning of the initial lease term to be amortized over the shorter of the assets’ useful life or a term that includes the original lease term plus any renewals that are reasonably assured at the date the leasehold improvements are purchased.  This guidance is effective for reporting periods beginning after June 29, 2005. The adoption of this statement did not have a material impact on the Company’s net income, cash flows or financial position.

On July 14, 2005, the FASB issued a proposed Interpretation, Accounting for Uncertain Tax Positions, an Interpretation of FASB Statement No. 109.  This proposed Interpretation would clarify the accounting for uncertain tax positions as described in SFAS No. 109, Accounting for Income Taxes, and would require an enterprise to recognize, in its financial statements, the best estimate of the impact of a tax position only if that position is probable of being sustained on audit based solely on the technical merits of the position. The proposed Interpretation is expected to be effective as of the end of the first fiscal year ending after December 15, 2005. The Company does not expect the adoption of this new guidance will impact its net income, cash flows or financial position.

Outlook

On September 22, 2005, in conjunction with our earnings announcement for the fiscal second quarter, we provided our preliminary outlook for both the third quarter ending November 26, 2005, and the fiscal year ending February 25, 2006. For our fiscal third quarter, we are expecting net sales of $30 million to $32 million, an increase of 48% to 58% over the third quarter of fiscal 2005. We anticipate a comparable store sales gain of 2% to 6% for the fiscal third quarter. Finally, we are projecting a net loss for the fiscal third quarter of $1.8 million to $2.2 million. For the fiscal year, we anticipate net sales of $197 million to $202 million, which would represent an increase of 48% to 52% over fiscal 2005. Comparable store sales are expected to increase 6% to 8% for the full fiscal year. Net income for the fiscal year is projected to be $4.5 million to $5.1 million.

The outlook provided above reflected our best estimate as of September 22, 2005 of the anticipated impact of certain macro-economic factors, including Hurricane Katrina, higher gasoline and energy prices, and consumer spending patterns, on our future results. In anticipation of Hurricane Rita, we were forced to close three stores as part of the larger-scale mandatory evacuation of the greater Houston area. All three stores were reopened within 5 days of closing. The outlook provided on September 22, 2005 did not contemplate these store closings or its impact on our future financial results, which are not expected to be material.

A Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Report”) contains forward-looking statements that are based on our beliefs, assumptions and expectations of future events taking into account the information currently available to us. All statements other than statements of historical fact contained in this Report are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performances, financial condition or achievements to differ materially from the expected future results, performances, financial condition or achievements as expressed or implied in any forward-looking statements. In some cases forward-looking statements can be identified by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “seeks,” “predicts,” “projects,” “strives,” “potential,” “objective,” “may,” “could,” “should,” “would,” “will” and similar expressions intended to identify forward-looking statements.

The following factors, among others, could cause our actual financial performance to differ materially from that expressed in any forward-looking statement: a decline in the popularity of golf or golf-related products and services; limitations imposed by suppliers on the amount or variety of products; failure by suppliers to develop and introduce new products or if new products result in excessive close-outs of existing inventories; seasonal fluctuation in demand for products; weather conditions; the ability to implement successfully our growth plan; competition in the golf and sporting goods industry; a decline in discretionary spending; availability of adequate capital to fund growth; and loss of key management. The foregoing list should not be construed as exhaustive. Additional information concerning these and other factors that could cause actual results to differ materially from those in the forward-looking statements contained herein is included in the prospectus in our Form S-1 Registration Statement filed with the Securities and Exchange Commission.

Forward-looking statements reflect our current views with respect to future events, are based on our assumptions and are subject to risks and uncertainties. Given these uncertainties, readers should not place undue reliance on these forward-looking statements. Our forward-looking statements speak only as of the date of this Report. We assume no obligation to update or revise any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During different times of the year, due to the seasonality of our business, we have borrowed under our revolving credit facility. To the extent we borrow under our revolving credit facility, which bears interest at floating rates based either on the prime rate or LIBOR, we are exposed to market risk related to changes in interest rates. At August 27, 2005 and August 28, 2004, we did not have any borrowings outstanding under our credit facility, although any borrowings would have had an interest rate of 6.5% and 4.5% per annum, respectively. As we did not have any outstanding borrowings at August 27, 2005 and August 28, 2004, there would have been no effect on our income before income taxes if interest rates were to increase by 100 basis points. We do not anticipate borrowing under the revolving credit facility in the near-term. We are not a party to any derivative financial instruments.

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial and accounting officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There have been no changes in internal control over financial reporting during the quarter ended August 27, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 3, 2005, we completed an initial public offering of our common stock pursuant to a registration statement on Form S-1 (File No. 333-125007) that was declared effective by the Securities and Exchange Commission on July 28, 2005 (“Effective Date”). The managing underwriters of our offering were Piper Jaffray & Co., William Blair & Company, L.L.C., Wedbush Morgan Securities Inc. and A.G. Edwards & Sons, Inc. Our common stock began trading on the Nasdaq National Market under the ticker symbol “GGXY” on July 29, 2005. The initial public offering consisted of 4,542,500 shares of common stock, including the underwriters’ over-allotment option of 592,500 common shares, all of which were sold at an offering price of $14.00 per share. Of the shares of common stock sold in the initial public offering, we sold 3,000,000 shares and selling shareholders sold 1,542,500 shares. Concurrent with the completion of our offering, all of the outstanding preferred stock converted into 5,752,467 shares of our common stock.

The aggregate gross proceeds of the shares offered and sold by us totaled $42.0 million and the aggregate gross proceeds to the selling shareholders totaled $21.6 million. We did not receive any proceeds from the sale of shares by the selling shareholders. In connection with the offering, we paid $2.9 million in underwriting discounts and commissions. Expenses in connection with the issuance and distribution of shares of our common stock, other than underwriting discounts and commissions, are set forth below.

SEC registration fees	$7,036
NASD filing fee	6,860
Nasdaq National Market listing fee	100,000
Legal fees and expenses	578,482
Accounting fees and expenses	178,800
Printing and engraving expenses	199,966
Blue sky fees and expenses	14,730
Transfer agent fees and expenses	7,300
Miscellaneous expenses	63,638
Total	$1,156,812

After deducting the underwriting discounts and commissions and the offering expenses described above, we received net proceeds from our initial public offering of $37.9 million, of which $19.6 million was used to pay our preferred shareholders all of the accrued and unpaid dividends due upon conversion of their shares of preferred stock into shares of our common stock. We expect to use the remaining $18.3 million of net proceeds from the offering to continue to open new retail stores and for general corporate purposes.

Item 6. Exhibits.

Exhibit No.	Description

3.1

Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-125007) as declared effective by the Commission on July 28, 2005 (the “S-1”)).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the S-1).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLF GALAXY, INC.
(Registrant)

Date October 11, 2005	/s/ RANDALL K. ZANATTA
Randall K. Zanatta
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

/s/ RICHARD C. NORDVOLD
Richard C. Nordvold
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX TO FORM 10-Q

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).