Form 10-Q
period 2005-11-26
Golf Galaxy, Inc.
filed 2006-01-09
CIK 1327098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 26, 2005

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of December 31, 2005, the Company had 10,663,894 shares of common stock, par value $0.01 per share, outstanding.

GOLF GALAXY, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED NOVEMBER 26, 2005

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

GOLF GALAXY, INC.

BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

	November 26, 2005 (unaudited)	November 27, 2004 (unaudited)	February 26, 2005

Assets
Current assets:
Cash and cash equivalents	$15,465	$9,486	$3,245
Accounts receivable, net of allowances of $70, $50 and $50, respectively	6,143	3,682	3,455
Inventories, net	43,305	29,268	30,415
Deferred tax assets	2,219	3,574	2,219
Prepaid expenses and other current assets	2,459	1,038	1,291
Total current assets	69,591	47,048	40,625
Property and equipment
Property and equipment	43,810	29,359	35,929
Accumulated depreciation	(17,767)	(13,959)	(14,097)
Property and equipment, net	26,043	15,400	21,832
Deferred tax assets	2,272	1,766	2,272
Other assets	236	380	408
Total assets	$98,142	$64,594	$65,137

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$21,923	$18,010	$15,826
Accrued liabilities	9,987	9,091	11,675
Total current liabilities	31,910	27,101	27,501

Deferred rent credits and other	11,403	6,368	6,831

Redeemable convertible preferred stock, including accumulated preferred stock dividends:
Preferred Series A, par value $1.00, Authorized shares – 80,000; Issued and outstanding – 0, 80,000 and 80,000, respectively	—	13,781	14,054
Preferred Series B, par value $1.00, Authorized shares – 35,000; Issued and outstanding – 0, 35,000 and 35,000, respectively	—	5,638	5,746
Preferred Series C, par value $1.00, Authorized shares – 100,000; Issued and outstanding – 0, 100,000 and 100,000, respectively	—	15,320	15,623
Preferred Series D, par value $1.00, Authorized shares – 150,000; Issued and outstanding – 0, 94,000 and 94,000, respectively	—	13,063	13,318
	—	47,802	48,741
Shareholders’ equity (deficit):
Common stock, par value $0.01 per share:
Authorized shares – 40,000,000; Issued and outstanding – 10,661,969, 1,863,212 and 1,883,969, respectively	107	19	19
Additional paid-in capital	68,832	—	—
Accumulated deficit	(14,110)	(16,696)	(17,955)
Total shareholders’ equity (deficit)	54,829	(16,677)	(17,936)
Total liabilities and shareholders’ equity (deficit)	$98,142	$64,594	$65,137

NOTE: The Balance Sheet as of February 26, 2005, has been derived from the audited financial statements.

See accompanying notes.

GOLF GALAXY, INC.

STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 26, 2005	November 27, 2004	November 26, 2005	November 27, 2004

Net sales	$31,800	$20,281	$160,005	$106,240
Cost of sales	23,915	15,192	111,822	74,713
Gross profit	7,885	5,089	48,183	31,527

Operating expenses:
Store operating	7,594	4,793	29,299	18,892
General and administrative	2,527	2,520	7,784	6,509
Preopening	662	599	2,012	1,163
Total operating expenses	10,783	7,912	39,095	26,564
(Loss) income from operations	(2,898)	(2,823)	9,088	4,963
Other income	—	8,410	—	8,410
Interest income (expense), net	172	11	287	(21)
(Loss) income before income taxes	(2,726)	5,598	9,375	13,352
Income tax benefit (expense)	1,117	(2,247)	(3,844)	(5,363)
Net (loss) income	(1,609)	3,351	5,531	7,989
Less preferred stock dividends	—	(937)	(1,721)	(2,757)
Net (loss) income applicable to common shareholders	$(1,609)	$2,414	$3,810	$5,232
Net (loss) income per share:
Basic	$(0.15)	$1.30	$0.66	$2.81
Diluted	$(0.15)	$0.43	$0.58	$1.04
Weighted average number of shares outstanding:
Basic	10,653,135	1,862,778	5,768,834	1,862,223
Diluted	10,653,135	7,704,345	9,480,569	7,703,790

See accompanying notes.

GOLF GALAXY, INC.

STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	November 26, 2005	November 27, 2004
Operating activities
Net income	$5,531	$7,989
Adjustments to reconcile net income to net cash provided by operating activities:
Realized gain on Golf Town Canada Inc. stock	—	(8,410)
Depreciation and amortization	3,714	2,303
Disposal of property and equipment	15	6
Amortization of debt issuance costs	10	16
Noncash compensation	81	—
Change in operating assets and liabilities:
Accounts receivable	(2,688)	(1,977)
Inventories	(12,890)	(3,704)
Prepaid expenses and other	(1,168)	(266)
Accounts payable	6,097	1,442
Accrued liabilities and other	3,048	3,796
Net cash provided by operating activities	1,750	1,195
Investing activities
Additions to property and equipment	(7,940)	(4,921)
Proceeds from sale of Golf Town Canada Inc. stock	—	8,304
Net cash (used in) provided by investing activities	(7,940)	3,383
Financing activities
Proceeds from the issuance of common stock	69	8
Credit facility issuance costs	—	(43)
Payment of preferred stock dividends	(19,562)	—
Proceeds from initial public offering, net	37,903	—
Net cash provided by (used in) financing activities	18,410	(35)
Net increase in cash and cash equivalents	12,220	4,543
Cash and cash equivalents, beginning of year	3,245	4,943
Cash and cash equivalents, end of quarter	$15,465	$9,486
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$2	$2
Taxes	$4,618	$3,537
Supplemental disclosure of non-cash financing activities
Conversion of preferred stock into common stock	$30,900	$—

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

2. Initial Public Offering

The Company completed its IPO, as of August 3, 2005, issuing 3,000,000 common shares at an offering price of $14.00.  As part of the IPO, all of the outstanding preferred stock was converted into 5,752,467 shares of common stock, of which 1,542,500 were sold in the IPO, resulting in a total offering of 4,542,500 common shares.  The Company’s common stock trades on the Nasdaq National Market under the symbol “GGXY.”

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

If the Company had elected to apply the fair value recognition provisions under SFAS No. 123, the Company’s net (loss) income would have been adjusted to the following pro forma amounts (in thousands, except per share amounts):

	Three Months Ended (Unaudited)		Nine Months Ended (Unaudited)
	November 26, 2005	November 27, 2004	November 26, 2005	November 27, 2004
Net (loss) income applicable to common shareholders	$(1,609)	$2,414	$3,810	$5,232
Add stock-based compensation expense, net of tax	20	—	48	—
Deduct total stock-based compensation determined under fair-value-based method for all awards, net of tax	(96)	(35)	(200)	(107)
Pro forma net (loss) income applicable to common shareholders	$(1,685)	$2,379	$3,658	$5,125

Net (loss) income per share:
Basic—as reported	$(0.15)	$1.30	$0.66	$2.81
Basic—pro forma	$(0.16)	$1.28	$0.63	$2.75
Diluted—as reported	$(0.15)	$0.43	$0.58	$1.04
Diluted—pro forma	$(0.16)	$0.43	$0.57	$1.02

Weighted Average Assumptions:
Risk-free interest rate	4.2%	3.4%
Expected dividends	—	—
Estimated average life	5 years	6 years
Volatility	50%	—

The fair value of each option was estimated on the date of grant using the weighted average assumptions provided above.  Prior to the Company’s IPO, fair value was estimated using the minimum value method. Subsequent to the IPO, the Company estimates the fair value of each option on the grant date using the Black-Scholes option-pricing model. Based on these assumptions, the estimated weighted average fair value of the options granted in the third quarter of fiscal 2006 and 2005 was $7.70 and $1.14, respectively.  Because of the limited history of market trading in the Company’s common stock, estimated volatility for the third quarter of fiscal 2006 was based on an average of the volatility reported by a peer group of publicly traded companies.

Stock Options

The Company’s 1996 Stock Option and Incentive Plan and 2004 Stock Incentive Plan (together, the “Plans”) provide for the issuance of incentive and non-qualified stock options. Options are generally granted at the fair market value as of the grant date, are exercisable ratably over various periods and expire up to ten years after the date of grant.

As of November 26, 2005 and February 26, 2005, there were 2,000,000 common shares authorized for issuance under the Plans. Stock option activity under the Plans was as follows:

	Nine Months Ended November 26, 2005 (Unaudited)		Fiscal Year Ended February 26, 2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	915,275	$5.47	698,100	$5.21
Issued	351,000	11.74	252,900	6.30
Forfeited	(24,050)	7.21	(32,075)	6.28
Exercised	(15,597)	4.40	(3,650)	5.91
Outstanding, end of period	1,226,628	7.25	915,275	5.47
Exercisable, end of period	618,978	5.25	525,706	4.86
Weighted average fair value of options granted	$4.68		$1.14

4. Net (Loss) Income Per Share

Basic net (loss) income per share is computed based on the weighted average number of common shares outstanding. Diluted net (loss) income per share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had all potentially dilutive common shares been issued. Potentially dilutive shares of common stock include certain common stock options, warrants and convertible preferred stock, depending on the estimated fair market value of the common stock and amount of net income for the period measured.

The following table presents a reconciliation of the numerators and denominators of basic and diluted net (loss) income per share (in thousands, except share and per share amounts):

	Three Months Ended (Unaudited)		Nine Months Ended (Unaudited)
	November 26, 2005	November 27, 2004	November 26, 2005	November 27, 2004
Numerator:
Net (loss) income applicable to common shareholders	$(1,609)	$2,414	$3,810	$5,232
Add preferred stock dividends	—	937	1,721	2,757
Numerator for diluted net (loss) income per share	$(1,609)	$3,351	$5,531	$7,989
Denominator:
Weighted average number of common shares outstanding	10,653,135	1,862,778	5,768,834	1,862,223
Effect of dilutive securities:
Outstanding stock options and warrants	—	89,100	508,896	89,100
Convertible preferred stock	—	5,752,467	3,202,839	5,752,467
Denominator for diluted net (loss) income per share	10,653,135	7,704,345	9,480,569	7,703,790
Net (loss) income per share:
Basic	$(0.15)	$1.30	$0.66	$2.81
Diluted	$(0.15)	$0.43	$0.58	$1.04

5. Employee Benefit Plan

The Company has a defined contribution 401(k) profit sharing plan (the “Plan”) for eligible employees, which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986. Employees are entitled to make tax-deferred contributions of up to 75% of their eligible compensation. Effective July 1, 2005, the Company began matching 50% of the first 4% of eligible compensation contributed to the Plan by each participant. The Company’s matching contributions vest after four years of service, at age 59 1/2 regardless of service or upon the death of the employee. The Company’s matching contributions to the Plan for the third quarter and first nine months of fiscal 2006 were $24,000 and $40,000, respectively. The Company did not make any matching contributions to the Plan during either of the corresponding periods of fiscal 2005. Future matching contributions to the Plan are at the Company’s sole discretion.

6. Golf Town Canada Inc.

In 1998, the Company entered into a consulting agreement to assist in the development of Golf Town Canada Inc. (Golf Town Canada), a golf retailer based in Canada. Under the agreement, the Company received payments in certain years related to consulting services and the use of certain advertising resources. The payments were not material to the financial results of the Company. In addition, the consulting agreement provided the Company with a minority equity interest in Golf Town Canada and a position on its Board of Directors. The equity interest was accounted for on a cost basis and was not material to the Company’s financial statements.

During the Company’s third quarter of fiscal 2005, Golf Town Canada sold all of its assets to the newly formed Golf Town Canada Income Fund as part of its initial public offering as a Canadian income fund. As part of the transaction, the Company surrendered its entire equity interest in Golf Town Canada for cash, resulting in a net realized gain before income taxes of $8.4 million. The Company has no further service obligations with regards to Golf Town Canada and no longer holds a position on its Board of Directors. As part of an agreement between the companies, there are restrictions on the Company’s ability to open retail stores in Canada until 2008 and Golf Town Canada’s ability to open retail stores in the United States until 2013.

7. New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to SFAS No. 123, which requires the calculation of the fair value of stock-based compensation, estimation of future forfeitures and income taxes, and recognition of the fair value as a non-cash expense over the vesting period of the underlying instruments. The implementation of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)), can be made on either a modified prospective or modified retrospective basis. The Company will be required to implement the provisions of SFAS No. 123(R) beginning in the first quarter of fiscal 2007. The Company is currently evaluating option valuation methodologies and assumptions. The Company expects to record substantial non-cash compensation expense in future periods as a result of the adoption of SFAS No. 123(R), which will have a significant adverse impact on our results of operations.

In June 2005, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination (EITF No. 05-6). EITF No. 05-6 requires leasehold improvements in operating leases that are either acquired after the beginning of the initial lease term or acquired as the result of a business combination to be amortized over the shorter of the assets’ useful life or a term that includes the original lease term plus any renewals that are reasonably assured at the date the leasehold improvements are purchased.  EITF No. 05-6 was effective for reporting periods beginning after June 29, 2005. The adoption of EITF No. 05-6 did not have a material impact on the Company’s net income, cash flows or financial position.

On October 6, 2005, the FASB issued FASB Staff Position (“FSP”) 13-1, Accounting for Rental Costs Incurred During a Construction Period. FSP 13-1 requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. FSP 13-1 is effective for the first reporting period after December 15, 2005. The Company has historically expensed rental costs incurred during a construction period; therefore, the adoption of this FSP will not have an impact on the Company’s net income, cash flows or financial position.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Golf Galaxy, Inc. is a leading golf specialty retailer offering a distinctive combination of competitively priced merchandise from the leading national brands in golf equipment and apparel, along with non-commissioned sales assistance and pro shop services. In the current fiscal year, we have opened 15 new stores, including four stores opened late in the fiscal third quarter. As of November 26, 2005, we operated 49 superstores, generally ranging from 13,000 to 18,000 selling square feet, located in 23 primarily northern and midwestern states. Our “Everything for the Game.®” core strategy is to provide avid and casual golfers, as well as gift purchasers, a category dominant selection of leading national brand products, expert sales assistance and professional services, the combination of which is generally not available elsewhere. We offer our customers an exciting, interactive environment that compares favorably with the shopping experience at smaller independent golf stores, on-course pro shops and the golf departments of general sporting goods retailers.

We completed an initial public offering of our common stock on August 3, 2005, selling 3,000,000 shares at an offering price of $14.00 per share resulting in gross proceeds of $42.0 million. Our stock trades on the Nasdaq National Market under the ticker symbol “GGXY.” As part of the offering, all of the outstanding preferred stock converted into 5,752,467 shares of our common stock, of which 1,542,500 were sold in the initial public offering, resulting in a total offering of 4,542,500 shares. After deducting the underwriting discounts and commissions, and other offering expenses, we received net proceeds from our initial public offering of $37.9 million. We used $19.6 million of the net proceeds to pay our preferred shareholders all of the accrued and unpaid dividends due upon conversion of their shares of preferred stock into shares of our common stock. We expect to use the remaining net proceeds from the offering to continue to open new retail stores and for general corporate purposes.

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

Results of Operations

The following table presents selected items in the unaudited statements of operations as a percentage of our net sales.

	Three Months Ended		Nine Months Ended
	November 26, 2005	November 27, 2004	November 26, 2005	November 27, 2004
Statements of Operations Data
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.2%	74.9%	69.9%	70.3%
Gross profit	24.8%	25.1%	30.1%	29.7%
Store operating expenses	23.9%	23.6%	18.3%	17.8%
General and administrative expenses	7.9%	12.4%	4.9%	6.1%
Preopening expenses	2.1%	3.0%	1.2%	1.1%
(Loss) income from operations	(9.1)%	(13.9)%	5.7%	4.7%
Other income	0.0%	41.5%	0.0%	7.9%
Interest income (expense), net	0.5%	0.0%	0.2%	0.0%
(Loss) income before income taxes	(8.6)%	27.6%	5.9%	12.6%
Income tax benefit (expense)	3.5%	(11.1)%	(2.4)%	(5.1)%
Net (loss) income	(5.1)%	16.5%	3.5%	7.5%

Net sales consist of sales, net of returns, from comparable stores and new stores, as well as sales from our eCommerce operations, which we launched in March 2004. A new or relocated store is included in comparable store results after it has been in operation for 12 full fiscal months following the month of the store’s grand opening weekend, typically a store’s 13th full month of operations. Sales from our eCommerce operations are not included in comparable store results. New store sales include all sales from stores that have not yet become comparable stores.

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

Three and Nine Months Ended November 26, 2005 compared with Three and Nine Months Ended November 27, 2004

Net Sales.  Net sales for the third quarter of fiscal 2006 were $31.8 million, an increase of $11.5 million, or 56.7%, compared with net sales of $20.3 million for the third quarter of fiscal 2005. The increase in net sales for the fiscal third quarter resulted primarily from $9.7 million in sales from new stores opened in the current or prior fiscal year, before becoming comparable stores, and a comparable store sales gain of $1.3 million, or 6.7%. Net sales for the first nine months of fiscal 2006 were $160.0 million, an increase of $53.8 million, or 50.7%, compared with net sales of $106.2 million for the first nine months of the prior fiscal year. The increase in net sales for the nine-month period resulted primarily from $43.0 million in net sales from new stores opened in the current or prior fiscal year, before becoming comparable stores, and a comparable store sales gain of $8.6 million, or 8.4%. The increase in comparable store sales for both the third quarter and first nine months of fiscal 2006 was attributable primarily to increased sales of golf clubs, which was driven by several new product introductions. Increased sales of golf balls and apparel, resulting from merchandising focus on these product groups, also contributed to the comparable store sales gains.

Gross Profit.  Gross profit increased by $2.8 million, or 54.9%, to $7.9 million for the third quarter of fiscal 2006, up from $5.1 million for the third quarter of fiscal 2005. The gross profit rate decreased by 0.3% of net sales to 24.8% of net sales for the third quarter of fiscal 2006, compared with 25.1% of net sales for the third quarter of the prior fiscal year. For the first nine months of fiscal 2006 gross profit increased by $16.7 million, or 53.0%, to $48.2 million, up from $31.5 million for the same period of fiscal 2005. The gross profit rate for the first nine months of fiscal 2006 increased by 0.4% of net sales to 30.1% of net sales, compared with 29.7% of net sales for the first nine months of the prior fiscal year. The decrease in our gross profit rate for the fiscal third quarter was due to increased promotional activity, the timing of clearance inventory markdowns and higher freight costs, partially offset by increases in vendor allowances and a more profitable sales mix. The increase in our gross profit rate for the first nine months of fiscal 2006 was due primarily to increases in vendor allowances and higher retail margins, and was partially offset by higher freight costs.

Store Operating Expenses.  Store operating expenses for the third quarter of fiscal 2006 were $7.6 million, an increase of $2.8 million, or 58.3%, compared with store operating expenses of $4.8 million for the third quarter of fiscal 2005. The store operating expenses rate for the third quarter of fiscal 2006 increased to 23.9% of net sales, up from 23.6% of net sales for the third quarter of fiscal 2005. For the first nine months of fiscal 2006, store operating expenses increased by $10.4 million, or 55.0%, to $29.3 million, up from $18.9 million for the first nine months of fiscal 2005. The store operating expenses rate for the nine-month period ended November 26, 2005, increased by 0.5% of net sales to 18.3% of net sales, compared with 17.8% of net sales for the nine-month period ended November 27, 2004. The increase in store operating expenses as a percentage of net sales for the third quarter of fiscal 2006, compared with the same period of the prior fiscal year, related primarily to the timing of certain holiday season advertising expenses. The increase for the nine-month period was due primarily to new stores opened in the current or prior fiscal year. New stores generally have higher operating expenses as a percentage of net sales in comparison to mature stores due to the impact of a partial year of net sales in the year opened and because mature stores generally have higher sales volumes. Due to our anticipated store growth and the high percentage of new stores in our store base, we expect store operating expenses as a percentage of net sales to continue to grow modestly through the next year when compared with prior periods.

General and Administrative Expenses.  General and administrative expenses were $2.5 million for the third quarter of fiscal 2006, essentially flat when compared with the third quarter of fiscal 2005. As a percentage of net sales, general and administrative expenses decreased to 7.9% for the third quarter of fiscal 2006, down from 12.4% of net sales for the third quarter of fiscal 2005. For the first nine months of fiscal 2006, general and administrative expenses were $7.8 million, an increase of $1.3 million, or 20.0%, compared with $6.5 million for the same period of fiscal 2005. General and administrative expenses as a percentage of net sales decreased to 4.9% for the first nine months of fiscal 2006, down from 6.1% of net sales for the first nine months of the prior fiscal year. For both the third quarter and first nine months of fiscal 2006, compared with the corresponding periods of fiscal 2005, general and administrative expenses as a percentage of net sales benefited from leverage achieved through net sales increasing at a faster rate than the growth of our payroll and payroll-related costs. The leverage of our payroll and payroll-related costs in the current year was partially offset by additional operating costs related to becoming a public company. In addition, a nonrecurring discretionary bonus awarded during the third quarter of fiscal 2005 as a result of completing the sale of our investment in Golf Town Canada Inc. stock increased general and administrative expenses as a percentage of net sales for the third quarter of fiscal 2005.

Preopening Expenses.  Preopening expenses were $662,000 for the third quarter of fiscal 2006, an increase of $63,000, compared with $599,000 for the same period of fiscal 2005. Preopening expenses increased by $0.8 million to $2.0 million for the first nine months of fiscal 2006, up from $1.2 million for the first nine months of the prior fiscal year. The increase was related primarily to opening 15 new stores during the first nine months of fiscal 2006, compared with eight new store openings during the corresponding period of fiscal 2005.

Other income. Other income of $8.4 million for the three and nine months ended November 27, 2004 represents the pre-tax gain realized on the sale of our entire equity investment in Golf Town Canada Inc.

Net Interest Income (Expense).  Net interest income was $172,000 for the third quarter of fiscal 2006, compared with $11,000 for the third quarter of fiscal 2005. For the first nine months of fiscal 2006, we reported net interest income of $287,000, compared with net interest expense of $21,000 for the same period of fiscal 2005. The change for both the fiscal third quarter and nine-month period was due primarily to interest income earned on the net proceeds from our initial public offering.

Income Tax Benefit (Expense).  We recorded an income tax benefit of $1.1 million for the third quarter of fiscal 2006, compared with an income tax provision of $2.2 million for the third quarter of fiscal 2005. The income tax benefit for the third quarter of fiscal 2006 was based on an estimated effective income tax rate of 41.0%, while the income tax provision for the third quarter of fiscal 2005 was based on an estimated effective income tax rate of 40.1%. We recorded income tax provisions of $3.8 million and $5.4 million, respectively, for the first nine months of fiscal 2006 and fiscal 2005, respectively. The income tax provisions for the first nine months of fiscal 2006 and fiscal 2005 were based on estimated effective annual income tax rates of 41.0% and 40.2%, respectively. The change in the effective income tax rates for both the third quarter and first nine months of fiscal 2006 was due primarily to fluctuations in the impact of state income taxes.

Net (Loss) Income.  We reported a net loss of $1.6 million for the third quarter of fiscal 2006, compared with net income of $3.4 million for the third quarter of fiscal 2005. Net income for the first nine months of fiscal 2006 was $5.5 million, compared with $8.0 million for the first nine months of the prior fiscal year. As noted above, our results for the three and nine month periods ended November 27, 2004, included a nonrecurring pre-tax gain of $8.4 million, or $5.0 million after-tax, realized on the sale of our equity investment in Golf Town Canada Inc. stock.

Pro-Forma Net (Loss) Income Per Share. Pro-forma net (loss) income per share is presented as if our initial public offering had occurred immediately prior to the beginning of each period presented. In addition, pro-forma results for the three and nine months ended November 27, 2004, exclude a nonrecurring after-tax gain of $5.0 million realized on the sale of our equity investment in Golf Town Canada Inc. stock. We believe the use of pro-forma net (loss) income per share provides a consistent measure of profitability as well as important supplemental information due to the significant increase in common shares outstanding resulting from the completion of our initial public offering and the conversion of the convertible preferred stock into shares of common stock as of August 3, 2005.  Pro-forma net (loss) income per share is considered a non-GAAP financial measure and is not in accordance with, or preferable to, the ratio determined in accordance with GAAP. Pro-forma net (loss) income per share is intended to be a supplement, but not as a substitute for financial information prepared in accordance with GAAP. Further, pro-forma net (loss) income per share, as we define it, may not be comparable to a similarly titled measure used by other companies. The most directly comparable GAAP financial measure to pro-forma net (loss) income per share is net (loss) income per share.

The following table presents a reconciliation of the numerator and denominator used in the calculation of pro-forma net (loss) income per share (in thousands, except share and per share amounts):

	Three Months Ended (Unaudited)		Nine Months Ended (Unaudited)
	November 26, 2005	November 27, 2004	November 26, 2005	November 27, 2004
Pro-Forma Information
Pro-forma net (loss) income applicable to common shareholders	$(1,609)	$(1,683)	$5,531	$2,955
Pro-forma net (loss) income per share:
Basic	$(0.15)	$(0.16)	$0.52	$0.28
Diluted	$(0.15)	$(0.16)	$0.50	$0.28
Pro-forma weighted average number of shares outstanding:
Basic	10,653,135	10,615,245	10,642,003	10,614,690
Diluted	10,653,135	10,615,245	11,150,899	10,703,790

Reconciliation of pro-forma information to GAAP
Net (loss) income applicable to common shareholders (GAAP)	$(1,609)	$2,414	$3,810	$5,232
Gain on sale of Golf Town Canada Inc. stock, net of tax	—	(5,034)	—	(5,034)
Preferred stock dividends	—	937	1,721	2,757
Net (loss) income applicable to common shareholders (pro-forma)	$(1,609)	$(1,683)	$5,531	$2,955
Basic
Weighted average number of shares outstanding (GAAP)	10,653,135	1,862,778	5,768,834	1,862,223
Conversion of preferred stock to common	—	5,752,467	3,202,839	5,752,467
Weighted average additional shares issued in IPO	—	3,000,000	1,670,330	3,000,000
Weighted average number of shares outstanding (pro-forma)	10,653,135	10,615,245	10,642,003	10,614,690
Diluted
Weighted average number of shares outstanding (GAAP)	10,653,135	7,704,345	9,480,569	7,703,790
Weighted average additional shares issued in IPO	—	3,000,000	1,670,330	3,000,000
Weighted average shares deemed antidilutive (1)	—	(89,100)	—	—
Weighted average number of shares outstanding (pro-forma)	10,653,135	10,615,245	11,150,899	10,703,790

(1)     The computation of pro-forma diluted net (loss) income per share for the third quarter of fiscal 2005 excludes the impact of potentially dilutive securities that were included in the computation of diluted earnings per share in accordance with GAAP for the same period. The potentially dilutive securities were excluded from the computation of pro-forma diluted net (loss) income per share since the effect would be antidilutive (i.e., including potentially dilutive securities would reduce the pro-forma loss per share).

Quarterly Results of Operations and Seasonality

The following table sets forth certain unaudited financial and operating data for each quarter of fiscal 2005 and the first three quarters of fiscal 2006. The unaudited quarterly information reflects all adjustments, which include only normal and recurring adjustments, necessary to present fairly the information shown.

	Fiscal 2005
	Quarter Ended May 29, 2004	Quarter Ended August 28, 2004	Quarter Ended Nov. 27, 2004	Quarter Ended Feb. 26, 2005
	($ in thousands, except per share data)
Statement of Operations Data
Net sales	$38,419	$47,540	$20,281	$26,840
Gross profit	11,563	14,875	5,089	7,589
Gross profit as a percentage of net sales	30.1%	31.3%	25.1%	28.3%
Store operating expenses	6,972	7,127	4,793	5,490
General and administrative expenses	2,147	1,842	2,520	1,863
Preopening expenses	518	46	599	932
Income (loss) from operations	1,926	5,860	(2,823)	(696)
Other Income (1)	—	—	8,410	—
Income (loss) before income taxes	1,890	5,864	5,598	(679)
Net income (loss)	$1,125	$3,513	$3,351	$(451)
Basic net income (loss) per share	$0.12	$1.39	$1.30	$(0.74)
Diluted net income (loss) per share	$0.11	$0.46	$0.43	$(0.74)
Comparable store sales increase (2)	7.4%	5.9%	9.9%	4.8%
Stores opened during the period	5	—	3	2
Number of stores at end of period	29	29	32	34
Selling square feet at end of period	450,370	450,370	486,737	516,551

	Fiscal 2006
	Quarter Ended May 28, 2005	Quarter Ended August 27, 2005	Quarter Ended Nov. 26, 2005
	($ in thousands, except per share data)
Statement of Operations Data
Net sales	$58,570	$69,635	$31,800
Gross profit	18,228	22,070	7,885
Gross profit as a percentage of net sales	31.1%	31.7%	24.8%
Store operating expenses	10,932	10,773	7,594
General and administrative expenses	3,102	2,155	2,527
Preopening expenses	1,310	40	662
Income (loss) from operations	2,884	9,102	(2,898)
Other Income	—	—	—
Income (loss) before income taxes	2,899	9,202	(2,726)
Net income (loss)	$1,693	$5,447	$(1,609)
Basic net income (loss) per share	$0.37	$0.98	$(0.15)
Diluted net income (loss) per share	$0.21	$0.59	$(0.15)
Comparable store sales increase (2)	10.5%	7.4%	6.7%
Stores opened during the period	11	—	4
Number of stores at end of period	45	45	49
Selling square feet at end of period	671,953	671,953	727,112

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

Liquidity and Capital Resources

Our primary capital requirements are for inventory, capital expenditures such as tenant improvements and fixtures, and preopening expenses to support our new store growth. Our working capital needs change significantly from quarter to quarter due to the impact of seasonality and the timing of new store openings. Our primary source of working capital liquidity is cash provided by operations. We also have availability for borrowing, if necessary, under our credit facility. We plan to finance the capital requirements of our continued store expansion with the net proceeds from our initial public offering. Historically, our main source of capital for store growth has been the proceeds from our equity financings.

The following table summarizes our cash flows from operating, investing and financing activities for the first nine months of fiscal 2006 and fiscal 2005 ($ in thousands):

	Nine Months Ended
	November 26, 2005	November 27, 2004
Net cash provided by operating activities	1,750	1,195
Net cash (used in) provided by investing activities	(7,940)	3,383
Net cash provided by (used in) financing activities	18,410	(35)
Net increase in cash and cash equivalents	$12,220	$4,543

Net cash provided by operating activities was $1.8 million for the first nine months of fiscal 2006, compared with $1.2 million for the first nine months of fiscal 2005. Excluding income taxes of $3.4 million in fiscal 2005 from the gain on the sale of our equity investment in Golf Town Canada Inc., net cash provided by operating activities for the first nine months of fiscal 2006 decreased $2.8 million compared with the same period of the prior fiscal year.  The decrease in cash provided by operating activities, excluding the tax effect of the Golf Town gain, was due primarily to increased inventory levels resulting from store growth, partially offset by a related increase in accounts payable.

Net cash used in investing activities was $7.9 million for the first nine months of fiscal 2006, compared with net cash provided by investing activities of $3.4 million for the same period of fiscal 2005. Net cash used in investing activities consists principally of investments in leasehold improvements and fixtures associated with new store openings. Net cash provided by investing activities for the first nine months of fiscal 2005 included pre-tax proceeds of $8.3 million from our sale of Golf Town Canada Inc. stock.  Cash used to fund the additions of property and equipment increased $3.0 million for the first nine months of fiscal 2006 compared with the same period of fiscal 2005, reflecting the opening of 15 new stores in the current year compared with eight new stores opened during the same period of fiscal 2005.

Net cash provided by financing activities was $18.4 million for the first nine months of fiscal 2006 compared with net cash used in financing activities of $35,000 for the same period of the prior fiscal year. The change was due primarily to the net proceeds received upon the completion of our initial public offering during the second quarter of fiscal 2006, reduced by $19.6 million used to pay preferred shareholders all of the accrued and unpaid dividend due upon the conversion of preferred stock into shares of our common stock.

We maintain a revolving credit facility as an additional source of short-term liquidity and working capital, if needed. The credit facility has a term of four years and provides for revolving loans in an aggregate up to $15.0 million, of which $5.0 million may be in the form of letters of credit. At our option, the credit facility can be expanded to $20.0 million. Borrowings under the credit facility are secured by our inventories, accounts receivable, and financial and intangible assets. Availability under the credit facility is calculated on the basis of eligible inventory and accounts receivable, net of specified reserves, and less any outstanding letters of credit. Interest on any outstanding indebtedness under our credit facility accrues at the prime lending rate or an adjusted LIBOR as defined in the agreement for the credit facility. There were no outstanding borrowings on our credit facility as of November 26, 2005, November 27, 2004 or February 26, 2005.

Our future capital requirements for store growth will primarily depend on the number of new stores we open and the timing of those openings within a given fiscal year. These requirements will include investments and costs directly related to opening new stores and may also include costs necessary to ensure that our infrastructure is able to support a larger store base. Additional capital may also be needed in the future to remodel or relocate existing stores. Based on our current plans for store growth, we expect to fund our anticipated capital requirements through cash provided by operations and the net proceeds from our initial public offering.

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

Impact of Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, which requires the calculation of the fair value of stock-based compensation, estimation of future forfeitures and income taxes, and recognition of the fair value as a non-cash expense over the vesting period of the underlying instruments. Companies are required to recognize an expense for compensation cost related to all stock-based payment arrangements, including stock options. The implementation of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)), can be made on either a modified prospective or modified retrospective basis. We will be required to implement the provisions of SFAS No. 123(R) beginning in the first quarter of fiscal 2007. SFAS No. 123(R) eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead that such transactions be accounted for using a fair-value-based method. We currently account for stock-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair-value-based method will have a significant adverse impact on our results of operations, although it will have no impact on our overall cash flows. While we expect that we will record substantial non-cash compensation expense as a result of the adoption of SFAS No. 123(R) and that our results of operations will be significantly adversely affected, the impact of adoption of SFAS No. 123(R) cannot be predicted with more specificity at this time because it will depend on the option methodology adopted, the assumptions utilized and the levels of stock based payments granted in the future.

In June 2005, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination (EITF No. 05-6). EITF No. 05-6 requires leasehold improvements in operating leases that are either acquired after the beginning of the initial lease term or acquired as the result of a business combination to be amortized over the shorter of the assets’ useful life or a term that includes the original lease term plus any renewals that are reasonably assured at the date the leasehold improvements are purchased.  EITF No. 05-6 was effective for reporting periods beginning after June 29, 2005. The adoption of EITF No. 05-6 did not have a material impact on our net income, cash flows or financial position.

On October 6, 2005, the FASB issued FASB Staff Position (“FSP”) 13-1, Accounting for Rental Costs Incurred During a Construction Period. FSP 13-1 requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. FSP 13-1 is effective for the first reporting period after December 15, 2005. We have historically expensed rental costs incurred during a construction period; therefore, the adoption of this FSP will not have an impact on our net income, cash flows or financial position.

Outlook

In conjunction with our earnings announcement for the fiscal third quarter on December 20, 2005, we provided an updated outlook for both the fourth quarter and the fiscal year ending February 25, 2006. For our fiscal fourth quarter, we are expecting net sales of $40 million to $42 million, an increase of 49% to 57% over the fourth quarter of fiscal 2005. We are anticipating a comparable store sales gain in the mid-single digits for the fiscal fourth quarter. Finally, we are projecting a net loss for the fiscal fourth quarter of $900,000 to $600,000. For the fiscal year, we anticipate net sales of $200 million to $202 million, which would represent an increase of 50% to 52% over fiscal 2005. Comparable store sales are expected to increase 6% to 8% for the full fiscal year, consistent with our previous guidance. Net income for the fiscal year is projected to be $4.6 million to $4.9 million. We expect to open one more store during the fiscal fourth quarter, which would bring our total new store openings to 16 for fiscal 2006. We also reiterated our plan to open 14 to 16 new stores during fiscal 2007.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Historically, we have borrowed under our revolving credit facility for seasonal liquidity needs. We have had no borrowings under the credit facility during fiscal 2006. To the extent we borrow under our revolving credit facility, which bears interest at floating rates based either on the prime rate or LIBOR, we are exposed to market risk related to changes in interest rates. At November 26, 2005 and November 27, 2004, we did not have any borrowings outstanding under our credit facility, although any borrowings would have had an interest rate of 7.0% and 5.0% per annum, respectively. As we did not have any outstanding borrowings at November 26, 2005 and November 27, 2004, there would have been no effect on our (loss) income before income taxes if interest rates were to increase by 100 basis points. We do not anticipate borrowing under the revolving credit facility in the near-term. We are not a party to any derivative financial instruments.

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

There have been no changes in internal control over financial reporting during the quarter ended November 26, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 3, 2005, we completed an initial public offering of our common stock pursuant to a registration statement on Form S-1 (File No. 333-125007) that was declared effective by the Securities and Exchange Commission on July 28, 2005 and resulted in net proceeds to the Company of $37.9 million.

Since the completion of the offering, we have used approximately $19.6 million of the net proceeds to pay our preferred shareholders all of the accrued and unpaid dividends due upon the conversion of their shares of preferred stock into shares of our common stock. An additional $4.4 million of the net proceeds has been used to fund capital investments at new stores. The remaining net proceeds are expected to be used to open new retail stores and for general corporate purposes.

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

GOLF GALAXY, INC.
(Registrant)

Date January 9, 2006	/s/ RANDALL K. ZANATTA
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