Form 10-K
period 2006-02-25
Golf Galaxy, Inc.
filed 2006-05-03
CIK 1327098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 25, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 000-51460

GOLF GALAXY, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1831724
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)
7275 Flying Cloud Drive
Eden Prairie, Minnesota	55344
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (952) 941-8848

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of exchange on which registered
Common stock, par value $0.01 per share	Nasdaq National Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $95.8 million. (For purposes of this calculation all of the registrant’s directors and executive officers are deemed affiliates of the registrant.)

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common stock, par value $0.01 per share—10,954,893 shares outstanding as of April 24, 2006.

GOLF GALAXY, INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED FEBRUARY 25, 2006

PART I

Item 1.        Business.

Our Company

We are a leading golf specialty retailer offering a distinctive combination of competitively priced merchandise from the leading national brands in golf equipment and apparel, together with non-commissioned sales assistance and pro shop services. We operate 59 superstores, generally ranging from 13,000 to 18,000 selling square feet, located in 24 states, as well as eCommerce Internet sites. Our “Everything for the Game.®” core strategy is to provide avid and casual golfers, as well as gift purchasers, a category dominant selection of leading national brand products, expert sales assistance and professional services, the combination of which is generally not available elsewhere. We offer our customers an exciting, interactive environment that compares favorably with the shopping experience at smaller independent golf stores, on-course pro shops and the golf departments of general sporting goods retailers.

Key to our strategy is our focus on the leading national brands in golf, with non-commissioned sales associates and PGA professionals offering customers knowledgeable advice and expertise. We believe this selling strategy is distinctive and builds a trust relationship that is critical to creating long-term customer loyalty and encouraging word of mouth referrals. We employ a consultative selling approach that focuses on maximizing each customer relationship for the long-term by delivering the best solution for each golfer. We also build customer loyalty and stimulate sales through exclusive Advantage Club member in-store events, email offers and direct mail promotions.

Our stores feature full-time PGA professionals who offer customers a specialized level of expertise and service. Our value-added pro shop services, directed by our in-store PGA professionals, utilize state-of-the-art technology and facilities, including golf lessons featuring digital video swing analysis. Our store-in-store concept, The GolfWorks, features golf club components, club making tools and supplies, and technical information, and highlights our expertise and capabilities in club repair and upgrade services. Our PGA professionals provide custom club and ball fitting including fittings using high-speed ball launch monitors. We believe our PGA professionals and highly trained “GETfit Experts” offer customers a high quality, custom club fitting experience.

We staff our stores with golf enthusiasts who embody our brand personality—approachable, fun, passionate and knowledgeable. Our professionally designed “superstore” format features a racetrack layout highlighting broad product offerings along with many interactive features, such as an artificial bent grass putting green and golf simulators. The friendly, no-pressure selling approach of our non-commissioned sales staff encourages customers to spend time exploring the store and testing the products before making a purchase decision.

Our extensive selection of products and services positions our stores as the “pro shop for the public golfer” and also appeals to private club golfers and gift purchasers. We believe our combination of leading national brands, a commitment to superior customer service, and interactive store features, together with our guaranteed low prices, provides a distinctive superstore concept which will enable us to achieve our objective of becoming the nation’s leading golf specialty retailer.

Our Industry

According to the National Golf Foundation (NGF), an independent industry research firm, the aggregate size of the U.S. golf market was estimated at $24.3 billion in 2002 (the last year reported), which included spending on greens fees, equipment and accessories, and food and beverages. Golf clubs, balls, bags, gloves and footwear represented $4.7 billion of this total. The golf market, as defined by the NGF, does not include certain products that we sell such as pre-owned clubs, golf and casual apparel, and golf-

related gifts, novelties and services. We estimate the total golf market we serve, including these additional products and services, is over $7.5 billion.

Over the past 30 years, the golf industry has experienced significant growth in participation and popularity. According to the NGF, the number of Americans who play golf has increased from 11.2 million in 1970 to 27.3 million in 2004. The industry has also experienced long-term increases in the number of rounds played per year, increasing from 266.0 million in 1970 to 495.0 million in 2003. According to the NGF, from 1994 to 2002, the off-course golf specialty store channel gained market share among avid golfers from the general sporting goods stores and mass merchants. In addition, according to the NGF’s 2002 survey, the off-course golf specialty store channel is the number one golf retail channel for clubs and balls among avid golfers and customers spending at least $1,000 per year on golf-related purchases.

Our History

Our company was co-founded in December 1995 by Randall K. Zanatta, our Chief Executive Officer, and Gregory B. Maanum, our Chief Operating Officer. Our co-founders are experienced retail executives who saw the opportunity to bring proven superstore retailing strategies and execution to the golf equipment and apparel market. We opened our first store in April 1997 in Bloomington, Minnesota, and have grown to 59 stores today. We funded our early growth and development through private equity sponsorship. During the second quarter of fiscal 2006, we completed the initial public offering of our common stock, raising net proceeds of $37.9 million, after issuance costs.

We continue to further refine and enhance our store model economics through intense focus on merchandising, execution and efficiency. In addition, we have added both a database direct marketing program and eCommerce Internet sites, positioning our company to become a golf industry leader in multi-channel, integrated retailing. Using our refined store model and leveraging our infrastructure investments, we are executing an expansion strategy that we believe will help us achieve our objective of becoming the nation’s leading golf specialty retailer.

In March 2006, we acquired all of the outstanding shares of Ralph Maltby Enterprises, Inc. a/k/a The GolfWorks (The GolfWorks). The purchase price, excluding direct costs of the acquisition, consisted of $3.7 million in cash ($500,000 of which has been deposited into an indemnification escrow); 250,862 shares of our common stock valued at $4.8 million based on the average closing price of our common stock on the Nasdaq National Market during a five-day trading period beginning three trading days prior to our announcement of the acquisition; and warrants to purchase 150,000 shares of our common stock with a fair value of $1.4 million, determined using the Black-Scholes option pricing model. The warrants have an exercise price of $17.94 per share and are exercisable for a 10-year term. In addition, we assumed $5.4 million in debt from The GolfWorks. Founded in 1976, The GolfWorks is one of the golf industry’s most complete sources for golf club components, club making tools and supplies, and technical information. The GolfWorks is primarily a direct marketer with product offerings that include a complete complement of proprietary clubheads, as well as a full selection of name brand shafts and grips, sold through its catalogs and its Internet site at www.GolfWorks.com. The Golfworks also manufactures a proprietary line of club components and club making tools and supplies for sale to our customers. In addition, The GolfWorks assembles finished clubs for sale under the Maltby and Maltby Design brands, as well as for sale by others under their brands.

Competitive Strengths

We believe that a combination of the following factors creates a distinctive retail concept that distinguishes us from our competitors and is key to our continuing success.

Extensive Selection of Leading National Brands.   We believe that our focus on a broad and deep assortment of the leading national brands in golf equipment, including TaylorMade, Callaway, Cleveland,

Cobra, Titleist, MacGregor, PING, NIKE Golf, Odyssey, Mizuno, Adams, Wilson, Ben Hogan, Top-Flite, US kids, Sonartec, Bridgestone, Tommy Armour and Ram, differentiates us from our competitors. In clubs, for instance, many of our competitors offer a limited assortment of the leading national brands and some also focus on private label and lesser-known brands. We believe that most golfers, and especially avid golfers who, according to the NGF, represented 23% of all golfers and were responsible for 57% of all golf equipment purchases in the U.S. in 2002, prefer the leading national brands. Our extensive selection of golf equipment includes substantially all of the leading national brands.

We believe our extensive apparel assortments, experienced apparel sales associates and high quality presentations of apparel differentiate us from our competitors. As a result, we have access to the leading national brands of golf apparel and footwear, including FootJoy, NIKE Golf, Ashworth, adidas, Greg Norman, Callaway, Liz Golf, Tommy Bahama, Ecco and Ben Hogan.

The golf industry has experienced significant consolidation in vendors. According to Golf Datatech, in 2005, the top six golf club brands represented more than 70% of off-course golf club sales in the U.S. We focus our selling strategy on offering an extensive selection of the leading national brands in golf clubs. We believe this selling strategy results in higher market share for our stores, greater customer loyalty and satisfaction and, therefore, more repeat business.

Our recent acquisition of The GolfWorks provides us with a new line of clubs under the Maltby and Maltby Design brands. These clubs offer outstanding value and performance, are priced below the premium national brands, and are targeted at the beginning, occasional and value-conscious golfers. We believe these golfers will be attracted to the enhanced playability and value of the Maltby and Maltby Design clubs.

Pre-owned Clubs.   We purchase pre-owned clubs in exchange for in-store credit and resell the higher quality pre-owned clubs at all of our stores. We emphasize our pre-owned club business with the “We Take Trades!” message in all of our stores and online. We believe this increases our new club business by reducing the cost of new clubs for many customers. Additionally, the resale of pre-owned clubs is complementary to our product offering, allowing value-conscious customers to buy high quality, leading national brand clubs at prices considerably lower than prices for comparable new clubs.

Commitment to Superior Customer Service.   A key element of our competitive strategy is to provide a compelling shopping experience based on a superior level of customer service, golf expertise and value-added PGA services. We staff our stores with knowledgeable and enthusiastic associates who love golf as much as our customers. We supplement our sales associates’ personal golf knowledge and experience with proprietary training programs. We employ a non-commissioned sales approach that we believe is key to providing a superior level of customer service and knowledgeable advice. To support our commitment to superior customer service, we developed all of our sales channels to be fully integrated. Products purchased in-store or online through our Internet site, www.GolfGalaxy.com, may be returned through either channel. This commitment to superior customer service is at the core of our company culture.

In-store PGA Professionals.   A critical element of our strategy that differentiates us from our competition is our in-store PGA professionals. All of our stores employ and feature full-time PGA professionals, all of whom are Class A PGA professionals and receive certification by major manufacturers, including Callaway, TaylorMade, NIKE Golf and PING, to custom fit their products. We use state-of-the-art technology and facilities to provide our customers with specialized services directed by our PGA professionals. Our PGA professionals are part of the store management team and assist our sales associates in selling our products.

Our PGA services include golf lessons featuring digital video swing analysis, as well as club and ball fittings using high-speed ball launch monitors. We believe that our focus on custom fitting leading national brand clubs, combined with our automated special order process, offers customers a superior shopping experience and positions us as experts with the golf consumer. Together, our PGA professionals and highly trained “GETfit Experts,” position us to deliver our customers a complete custom club fitting experience.

Interactive Superstore Format.   Our golf superstores, which generally range in size from 13,000 to 18,000 selling square feet, offer a distinctive combination of extensive product assortments and golf-related services in a fun and interactive setting. Our store design highlights our key categories of products and services and incorporates interactive features, including an artificial bent grass putting green, golf simulators for club trial, in-store lessons from PGA professionals and a highly visible club repair and upgrade services area. Our interactive store design and equipment displays encourage customers to test our products before making a purchase decision.

The GolfWorks Store-in-Store.   The GolfWorks store-in-store has been included in all of our stores opened since October 2005. We currently have The GolfWorks store-in-store in 27 of our 59 stores, including the nine stores already opened in fiscal 2007, with plans to retrofit the remaining stores in the second half of fiscal 2007. These departments add golf club components, a new product category for us, without requiring additional square footage. The golf club components, along with the associated tools and supplies, are targeted to the do-it-yourself club builder. We offer weekly club building clinics to introduce club building to our customers. The addition of The GolfWorks store-in-store has helped brand our in-store, full-service club repair and upgrade services.

Distinctive Marketing Program.   We use a combination of print, television, direct mail, e-mail and in-store events to keep our brand top of mind with customers. We market directly to our customers through our complimentary Advantage Club customer loyalty program, which provides members with advance notice of special in-store events, exclusive offers and information. We believe our Advantage Club gives us a significant advantage over our competitors by helping us to identify the most desirable customers and, in turn, allowing us to provide those customers with targeted offers. Launched in March 2003, the Advantage Club had over 900,000 members as of May 1, 2006. We also promote store visits and sales with in-store events including player appearances, clinics, special event nights and tech van appearances.

In March 2004, we launched our eCommerce Internet site, www.GolfGalaxy.com, designed to provide another point of contact for our customers, a marketing opportunity and a new sales channel. Frequently visited pages on the site include the store locator, bargain bunker and list of upcoming in-store events. Our eCommerce site has enabled us to expand our assortment of merchandise without increasing inventory at the store level. Customers may access this wider assortment from our eCommerce site on the Internet or in our stores from one of the in-store Internet kiosks.

The acquisition of The GolfWorks increases our capabilities in the direct to consumer channel. The GolfWorks facilities include a contact center; distribution center; research, design and assembly facilities, and a school for club builders. All of these operations are located in Newark, Ohio, just outside of Columbus. We believe The GolfWorks facilities are well-positioned to support our combined eCommerce operations and direct to consumer catalog businesses. In April 2006, we combined our Golf Galaxy customer contact center with The GolfWorks contact center to create a more efficient and lower-cost operation.

Guaranteed Low Prices.   We are committed to offering our customers the best price everyday. Our “Low Prices. Everyday. Guaranteed.” policy extends 30 days beyond the purchase date to protect our customers in the event they find a lower price either before or after the sale. We feature this guarantee prominently in our advertisements with our “Never Undersold. Period.” message. We also have a comprehensive competitive shopping program that monitors in-store pricing at local competitors. When we find a lower price, we adjust our price. Our systems allow us to match any lower price on a store-by-store basis. We seek price parity with local competition, which instills confidence in our store staffs and validates our value proposition to our customers.

Management Team with Extensive Superstore and Golf Industry Experience.   Our Chief Executive Officer and our Chief Operating Officer, who co-founded our company, and our Chief Financial Officer, have extensive retail management experience at Best Buy Co., Inc. Our Chief Marketing Officer and our Senior Vice President—Sales and Operations have, collectively, held executive positions with Callaway Golf Company, Nike, Inc. and Select Comfort Corporation. The newest members of our senior management team, our Senior Vice President—Chief Technology Officer, Research and Development and our Senior Vice President—CEO of The GolfWorks, both have extensive experience in the golf industry. See “Management” elsewhere in this Report for additional information about our management team.

Growth Strategy

Our long-term objectives are to build the Golf Galaxy brand and to become the nation’s leading golf specialty retailer. Over the past few years, we have made significant investments in our infrastructure, including information systems and experienced management, to support our growth strategy. To achieve our goal, we plan to expand our store base by opening stores in both new and existing markets, continue to leverage our efficient distribution process, grow our comparable store sales and store profitability, and expand sales in new channels.

Expand Our Store Base and Leverage our Efficient Distribution Process.   We believe our distinctive retail concept has broad appeal to customers and that there are significant opportunities to continue profitable new store expansion through the opening of new stores. We opened 16 new stores during fiscal 2006 and we plan to open 14 to 16 new stores in fiscal 2007. We estimate there are approximately 250 locations in the U.S. suitable for our prototype store, which generally ranges from 13,000 to 18,000 selling square feet. Our flexible store size and our efficient direct-to-store distribution model increase the number of potential markets and store sites that are suitable for our concept, which we believe will provide us adequate locations to meet our expansion plan. We believe there is ample availability of real estate at reasonable occupancy costs to accommodate our future growth in both new and existing markets. We may also consider strategic acquisitions from time to time.

Our store model has attractive unit level economics, producing positive cash flow in the first full year of operation in predominantly all of our stores. We believe that our record of successful new market entries, based on store profitability, and our management’s experience in other high growth retail concepts provide a foundation for continued profitable growth.

Our efficient direct-to-store distribution model eliminates the need to support store growth with costly warehouse facilities, systems and related inventory. Since substantially all store inventories are drop-shipped directly from our vendors to our stores, we are not dependent on regional distribution centers and we can take advantage of real estate opportunities in any market without needing to expand only into geographically contiguous states.

To enhance our distribution process, in fiscal 2003 we introduced an electronic data interchange, or EDI, system to establish electronic trading with most of our key suppliers, accelerating our replenishment time, increasing our in-stock position and automating invoice processing. In fiscal 2005, we implemented an Internet-based special order system with our key vendors at all of our stores. All of our systems are scalable and were designed to support our growth strategy.

Grow Comparable Store Sales and Store Profitability.   We are pursuing a number of initiatives to continue to grow comparable store sales and increase store profitability. We plan to continue to grow our comparable store sales and profitability by aggressively supporting the growth of our Advantage Club customer loyalty program, which we believe will increase store visit frequency and more efficiently deploy our advertising expenditures. We also plan to continue to increase gross profit as a percentage of net sales through purchasing leverage, continued focus on inventory management, improved selling strategies that focus on margin enhancement opportunities, by raising the percentage of sales from higher margin pre-owned clubs, apparel, accessories and private label clubs and by building sales of PGA services and club fitting services which we believe will help further drive equipment sales and build customer loyalty.

Expand Sales in New Channels.   In March 2004, we launched our eCommerce operations supported by our in-house fulfillment and customer contact center. With the addition of this direct fulfillment capability, we have begun to develop our direct sales online. In addition, our acquisition of The GolfWorks supports our effort to develop the direct to consumer channel. We plan to grow our sales in these channels by leveraging our strong brand awareness through several methods such as in-store promotions, inclusion in our integrated marketing messages, inclusion in our Advantage Club communications, joint media promotions and potential relationships with other parties in the golf industry.

Merchandising

The key elements of our merchandising approach that support our “Everything for the Game.” core strategy are:

•       An extensive selection of the leading national brands of golf products;

•       Highly visible PGA services and interactive store features that reinforce our expertise and encourage testing our products;

•       The GolfWorks store-in-store highlights our technical expertise and in-store, full-service club repair and upgrade services, along with an extensive selection of golf club components, clubmaking tools and supplies, and technical information for the do-it-yourself club builder;

•       Compelling club fitting facilities and expertise supported by our PGA professionals and our highly trained “GETfit Experts;”

•       Knowledgeable advice from our trained non-commissioned sales associates and PGA professionals;

•       Professionally-designed stores that are easy to shop and inviting to golfers of all skill levels, and product displays that communicate category dominant assortments and compelling value;

•       Aggressive promotion of new products and technology, supported by deep in-stock positions;

•       Tailored product assortments by store based on demographic, regional or seasonal differences;

•       An extensive selection of pre-owned clubs;

•       Special purchase items and exclusive items from key suppliers that communicate value and build margin; and

•       Guaranteed low prices backed by an active competitive shopping program.

Extensive offering of products and services.   We offer a broad and deep assortment of clubs, equipment, club components and tools, apparel, footwear, accessories, as well as golf themed art and gifts to meet the needs of golfers at all skill levels. We carry virtually all of the leading national brands in golf, including some not available to other golf specialty retailers and general sporting goods stores. We are frequently among the first retailers to market with new product introductions due to our strong vendor relationships and high sales volume per store. We are often among the first retailers to receive access from our key suppliers to deeply discounted closeout, pre-owned and exclusive products that enhance our value proposition and improve our gross profit as a percentage of net sales.

While we focus on the leading national brands in golf, we have developed two proprietary brands: Outward 9 for equipment and Rae’s Creek for apparel. These proprietary brands are positioned at lower price points where the leading national brands do not have products. In addition, as a result of our acquisition of The GolfWorks, we have proprietary clubs under the Maltby and Maltby Design brands.

Our categories of products and services are:

•       Clubs.   Golf Clubs is our largest category, representing more than half of our net sales for each of the past three fiscal years. We carry a broad and deep selection of woods, irons, wedges, putters and specialty clubs for golfers of every skill level. We also have extensive club selections for often underserved customer segments such as women, juniors and left-handed players. Our deep in-stock position of various loft, flex and shaft options enables us to provide customers an immediate opportunity to acquire clubs specifically fit to their particular needs.

The key brands of clubs that we carry include TaylorMade, Callaway, Cleveland, Cobra, Titleist, MacGregor, PING, NIKE Golf, Odyssey, Mizuno, Adams, Wilson, Ben Hogan, Top-Flite, US kids, Sonartec, Bridgestone, Tommy Armour and Ram.

We also purchase pre-owned clubs in exchange for in-store credit and resell the high quality pre-owned clubs at all of our stores. Clubs taken in trade that we do not resell in our stores are sold to a third party. We promote our “We Take Trades!” message prominently in our marketing. We believe this increases our new club business by reducing the cost of new clubs for many customers. Additionally, the resale of pre-owned clubs is complementary to our product offering, allowing value-conscious customers to buy high quality, leading national brand clubs at prices considerably lower than prices for comparable new clubs.

•       Bags, Balls, Gloves and Accessories.   This category includes bags, balls, carts, gloves, tees, training aids and hundreds of miscellaneous accessory items. We also offer golf themed art, home furnishings, books, videos, gifts, novelty items, sunglasses, watches, brief cases, pens and travel accessories. These products offer us incremental sales and gross profit opportunities while enhancing the shopping experience with interesting and distinctive items.

•       Apparel and Footwear.   We believe that the extensive assortments, experienced apparel sales associates and high quality presentations in our Apparel and Footwear category differentiate us from our competition. We carry leading national brands in both apparel and footwear including FootJoy, NIKE Golf, Ashworth, adidas, Greg Norman, Callaway, Liz Golf, Tommy Bahama, Ecco and Ben Hogan.

We feature our merchandise in department store quality presentations, with mannequins and displays that feature the quality and selection of our offerings, organized by brand. We customize our apparel and footwear assortments to the local market. We merchandise apparel in the center of the store to highlight this high margin category. We promote and merchandise this category under our tag line “Golf. Life. Style.” We also offer non-golf casualwear.

•       PGA Services.   According to the NGF, in 2002, 79% of all golfers did not belong to a private club. These public golfers played a variety of courses and did not have regular access to PGA professionals. Our PGA services position us as the “pro shop for the public golfer.” Our PGA services are directed by our in-store PGA professionals, all of whom are Class A professionals, and are key to our “Everything for the Game.” strategy. Although PGA services represented only a small percentage of our net sales in fiscal 2006, the availability of these services and the PGA professionals in our stores contribute significantly to the fitting and sale of our clubs. Our in-store PGA services provided by our on-staff PGA professionals distinguish us from our primary off-course competitors.

The in-store PGA services that we offer under the supervision of our PGA professionals include:

Lessons—We offer indoor golf lessons with PGA professionals using a state-of-the-art digital video swing analysis system. Two cameras simultaneously capture the golf swing digitally,

allowing the PGA professional to isolate and correct swing faults. We record the entire lesson, including the PGA professional’s comments, for customers to review at home.

Ball launch monitor fitting—This tool allows us to fit customers with the best performing driver and ball for their swing characteristics. High speed cameras capture the club face and ball at the moment of impact and measure several variables including launch angle, speed and spin rate, the keys to maximizing distance. This system is a proven technology used by tour pros and has great benefit for most players.

Putter fitting—Using a proprietary putter fitting system developed and produced by The GolfWorks, we offer custom putter fitting in all of our stores. This system measures five key variables in order to identify the best fit for each golfer.

Our PGA professionals are responsible for the training and certification in our “GETfit Experts” program that qualifies other store associates to custom fit clubs. All of our PGA professionals receive factory training and certification by major manufacturers, including Callaway, TaylorMade, NIKE Golf and PING, to custom fit their products.

•       The GolfWorks Store-in-Store—The GolfWorks presents an extensive selection of golf club components, clubmaking tools and supplies, and technical information for the do-it-yourself club builder. This store-in-store also highlights our in-store expertise and capability in technical services including:

Club repair and regripping—We offer complete repair and regripping for clubs in a highly visible on-site repair center. We guarantee 24-hour turnaround time on regripping. We stock all of the most popular grips from Winn, Golf Pride, Lamkin and others.

Club upgrade—We offer complete upgrade services to enhance the performance of customers’ current equipment. The recent trend to high performance, aftermarket shafts has created an opportunity to sell both a new shaft and the installation service. We stock all of the leading after-market shafts from Graffaloy, True Temper, UST, Aldila, Fujikura and others.

Interactive Store Design.   We designed our stores to deliver on our “Everything for the Game.” strategy and create an exciting and interactive shopping environment that highlights our extensive product assortments and value-added PGA services. Interactive areas, such as an artificial bent grass putting green and golf simulators, add to the entertainment value of the shopping experience. Our store design and equipment displays encourage customers to test our products before making a purchase decision. Our highly visible service areas reinforce the expertise available from our staff.

Our professionally designed superstores are bright and colorful, featuring open ceilings painted blue to emulate the sky with a racetrack layout main aisle circling the interior of the store. Equipment is located on the outside of the racetrack, with apparel offered in the center. We bulk and mass display deep product offerings in key areas to encourage impulse purchasing and add-on sales. The store layout and display fixtures are highly flexible and allow us to expand and adjust our merchandise offerings by season and market.

Pricing.   Maintaining a price leadership position in our markets is a key element of our merchandising strategy. Our pricing strategy is to maintain every day low prices that are competitive with all local competitors and national direct catalog and Internet retailers. We monitor all forms of media and change prices promptly to match any lower priced offers. In addition, we have a comprehensive competitive shopping program that monitors in-store pricing at local competitors. When we find a lower price, we adjust our price. Our systems allow us to match any lower price on a store-by-store basis. We seek price parity with local competition, which instills confidence in our store staffs and validates our value proposition to our customers. We also offer a 30-day low price guarantee to protect our customers in the event they find lower pricing either before or after a sale.

We achieve price leadership through a variety of programs including:

•       In-store signage and staff training of our “Low Prices. Everyday. Guaranteed.” offer, which includes our 30-day guaranteed price protection;

•       Advertisements that reinforce our low price commitment with our aggressive “Never Undersold. Period.” message;

•       Regular competitive shopping of key competitors and proactive price adjustments to match the competition; and

•       Promotion of special closeout buys, opportunistically purchased and often exclusive to us, both in advertising and in-store that reinforce the value and low price message.

Marketing and Advertising

Our marketing communicates our “Everything for the Game.” strategy and is designed to position us as the branded industry leader in selection, service and expertise. Our mass-media messages are designed to communicate our outstanding value while enhancing our brand.

Although the demographic profile of our core customer is a male who is 30 to 61 years old and has a high disposable income, our marketing messages are designed to appeal to four major golf customer segments, namely: (i) avid golfers, who play 25 plus rounds of golf per year, visit us multiple times, and are early adopters, wealthy, well educated and brand conscious; (ii) recreational/value golfers, who make economically driven purchase decisions as a result of income limitations or an inability to commit much time to the game of golf; (iii) female golfers, who represent an incremental opportunity for us and are the subject of increasingly focused marketing initiatives; and (iv) junior golfers, who are important because they may be lifetime customers and their parents represent additional potential customers.

We use a combination of print, television, direct mail, e-mail and in-store events to drive awareness of our brand and communicate our message during the key selling seasons. Our marketing plan includes newspaper advertisements, national cable television advertising including sponsorship of programming on The Golf Channel, direct mail catalogs, e-mail offers, and local golf tournament sponsorship.

In March 2003, we launched Advantage Club, our customer loyalty program, designed to create a direct relationship with our customers using advance notice of special in-store events, exclusive offers and information. Membership in our Advantage Club is free. As of May 1, 2006, we had registered over 900,000 Advantage Club members. We track member transactions and, in fiscal 2006, sales to Advantage Club members accounted for nearly half of our total sales. We target our direct mail catalogs and e-mail offers to this group of customers who generate above average response rates, thus enhancing our marketing efficiency. We believe our Advantage Club gives us a significant advantage over our competitors by helping us to identify the most desirable customers and, in turn, allowing us to provide those customers with targeted offers. It also allows the marketing communication to be relevant to each of the different customer segments, or other identified groups of customers such as those with low handicaps (0-10) or unique purchasing patterns and those who are loyal to particular brands.

In addition to more traditional price and item advertising, our marketing strategy includes the promotion of a variety of special in-store events of interest to customers. Our marketing events are highly customized. We have an extensive effort to promote store visits and sales through event marketing, which in the past have included:

•       Player Appearances—interactive in-store events with such PGA tour players as John Daly, Ernie Els, Charles Howell III and Hank Kuehne, NBC golf analyst Johnny Miller and LPGA star Annika Sorenstam.

•       Tech Van Appearances—vendor tour trailers where representatives discuss products and offer club fitting and custom built clubs on site. Participating vendors have included Callaway, TaylorMade, PING, Cleveland, Wilson, Cobra and NIKE Golf.

•       Event Nights—special events such as brand nights, Accomplished Player Nights and Women’s Nights. Our annual Women’s Night in all of our stores features a ladies only theme and is supported by The Executive Woman’s Golf Association and the Susan G. Komen Breast Cancer Foundation’s Golf for the Cure. Approximately 8,500 women attended the Women’s Night event in April 2006.

•       Free Clinics—conducted by our PGA professionals throughout the year. These clinics are promoted in-store and through e-mail to Advantage Club members. Past clinics focused on ball launch monitor fitting, etiquette, women, juniors and beginners.

In March 2004, we launched our eCommerce Internet site, www.GolfGalaxy.com. Our Internet site provides another point of contact for our customers, as well as a marketing opportunity and a new sales channel. Frequently visited pages on our Internet site include the store locator, bargain bunker and list of upcoming in-store events.

In March 2005, we launched multi-purpose Internet kiosks in all of our stores. The kiosks can be used for www.GolfGalaxy.com sales, Advantage Club new member sign-ups, and marketing messages to support our marketing programs.

The GolfWorks is primarily a direct marketer, distributing to its core customers its approximately 200 page catalog two times a year and its approximately 50 page supplemental catalog six times a year.

We developed all of our sales channels to be fully integrated. Products purchased in-store or online through www.GolfGalaxy.com may be returned through either channel. Our marketing materials promote the option of shopping at our stores, using our in-store Internet kiosks, online or through a toll-free telephone number. We are committed to offering our customers a high level of convenience and flexibility by offering a quality experience through whatever point of contact the customer prefers.

Purchasing and Distribution

During fiscal 2006, our five largest vendors represented approximately 60% of our purchases. Three of our vendors that provide multiple golf brands, namely Acushnet Company (Titleist, FootJoy and Cobra), Taylor Made Golf Company (TaylorMade, adidas and Maxfli) and Callaway Golf Company (Callaway, Odyssey, Top-Flite and Ben Hogan), each represented more than 10% of our purchases. While we have a centralized purchasing model, all product shipments are delivered by our vendors direct to each store. Our direct-to-store distribution eliminates the need for distribution facilities, resulting in faster replenishment to stores and lower distribution costs. Our direct-to-store distribution model is a key element of our real estate strategy. This model has many positive economic benefits and eliminates the need to support store growth with costly distribution facilities, systems and excess inventory. We can be highly opportunistic in seeking locations in new markets. Since our store inventories are drop-shipped directly from the manufacturer to the stores and, therefore, we are not dependent on regional distribution centers, we can take advantage of the best real estate opportunities in any market as they occur independent of any distribution-related constraints.

Our management information system generates suggested orders using auto-replenishment logic based on historical sales activity, sales forecasts and current inventory levels. Our merchandise planning and control department reviews the system-generated orders and then transmits purchase orders electronically to our vendors. We implemented a scalable EDI system to exchange orders and invoices with our key vendors, which automates and accelerates replenishment, improves accuracy and reduces costs.

Our store receiving associates count and scan deliveries. We receive products at our stores directly from vendors, minimizing handling and freight costs. The vendors’ established distribution systems support direct store deliveries, which enables us to respond efficiently to changes in customer product demand and special order requests, as well as to open stores in geographically separated markets.

We focus on maintaining a current assortment of the latest golf equipment and apparel from the leading national brands. We are able to tailor our merchandise assortment at the store level and to respond quickly to changing customer demands and regional preferences. We used our auto-replenishment system, electronic order and invoicing and analytical tools to reduce average store inventory by 10% over the past five years while improving our in-stock position.

We operate a distribution center in Newark, Ohio that primarily serves The GolfWorks direct to consumer business, but also supports all of our stores with grips, shafts, clubheads and other club building supplies. Additionally, we intend to use this distribution center for store shipments of merchandise acquired through bulk purchase programs offered by our vendors, such as “power buys” of prior year’s models or volume discount purchases.

Retail Stores and Markets

We generally locate our stores in metropolitan areas, targeting key suburban shopping areas with a high concentration of our target golf customers. We attempt to open the optimal number of stores in new markets as quickly as possible to gain advertising efficiency and to achieve the leading market share. We strive to achieve the leading share of the golf specialty retail market in each of our markets. Our store model is based on a prototype store, which generally ranges from 13,000 to 18,000 selling square feet. Our flexible real estate strategy enables us to vary our store size based on market characteristics, demographics and the availability of suitable sites. Our sophisticated assortment planning and replenishment process allows us to accommodate varying store sizes, as well as to customize product presentations to the local market.

Site Selection.   We select geographic markets and store sites on the basis of demographic information, quality of adjacent tenants, store visibility and lease economics. Key demographics include population density, income levels and golf participation rates in the market. Our internal real estate group, with the assistance of local brokers and our sales management team, identify our new store opportunities. We also have used independent third parties to evaluate markets and trade areas and to develop first year store sales projections. Generally, we seek to locate our new stores in high traffic retail areas near other specialty retailers, such as Bed, Bath and Beyond, Best Buy, Guitar Center and Michaels.

Our store format is highly adaptable, which gives us the flexibility to lease both second use facilities and build-to-suit locations as the market dictates. We believe there is ample availability of real estate at reasonable occupancy costs to accommodate our future growth. Also, based on the demographic profile of our core customer, many national landlords are pursuing us as a tenant.

Our growth strategy is to open stores in both new and existing markets. In existing markets, we plan to fill in stores, where appropriate, to take advantage of economies of scale in advertising, promotion and sales management costs.

Store Construction.   Typically, our new store construction costs range from $800,000 to $950,000 for leasehold improvements, store fixtures and technology. Often these costs are partially offset by tenant allowance funds we receive. For some new stores, however, we may receive no tenant allowance funds. Costs to build future stores may vary depending on the costs of construction within a particular market, the initial condition of the space when we take possession, or changes we may make in the layout or fixtures within our store.

Generally, it takes approximately 90 days to open a new store from the date we take possession of the property. Prior to and during that time, we finalize the architectural drawings and receive construction permits, complete the leasehold improvements, install the store fixtures and technology, merchandise the store with inventory, and hire and train new employees.

Retail Store Operations

We design our hiring, training and compensation programs to reinforce our focus on superior customer service and honest, expert advice. We designate our sales associates as “Player’s Assistants” and our corporate headquarters is named the “Retail Support Office” to emphasize our focus on the customer.

Store Staffing.   We staff each of our stores with a store general manager, a PGA professional, either two or three assistant store managers depending on store size and a receiving associate. In addition, we generally employ 20 to 30 sales associates in our stores who assist our customers with their purchases. Approximately 25% of the store staff is full-time, with the remainder part-time or seasonal.

Regional and Store Management.   Our store operations are divided into six districts having seven to ten stores each. We operate our stores on a decentralized basis, pushing decisions as close to the customer as possible. We have one regional sales manager who has responsibility for three districts within the region, each of which is managed by a district manager. The regional sales manager and the three other district managers report directly to our Senior Vice President-Sales and Operations. District managers are located in the markets and have significant authority and control over their business. Store general managers are responsible for the successful operation of their store, including profitability, and have significant input on marketing and product assortments in coordination with our centralized operations in the corporate headquarters. The store general managers are also responsible for maintaining competitive pricing in their market.

Hiring and Training.   We attempt to recruit and hire store associates who share our passion for golf. Our extensive product assortments, interactive store format, non-commission selling strategy and positive culture appeal to a wide range of potential candidates and allow us to attract and retain high quality, experienced store associates and PGA professionals. Our turnover rate in fiscal 2006 for full-time store associates was approximately 20%, significantly below the retail industry average of approximately 60% as reported by the National Retail Federation and adjusted for similarly staffed stores.

We supplement our sales associates’ personal golf knowledge and experience with several training programs. We designed our proprietary DVD-based sales training program to teach selling skills and create a consistent approach in all stores. Our vendors conduct product training using in-store seminars and one-on-one sessions. We train and test our hardlines sales associates so that they may earn our exclusive “GETfit Expert” designation, which identifies those associates who have the technical expertise to custom fit customers and elevates their pay scale. We offer a similar program to train our Club Tech technicians to provide club repair and upgrade services. Further, the PGA professional, hardlines manager and store general manager from each of our stores are required to complete a one-week components training program at The GolfWorks.

Our in-store PGA professionals are all fully trained as defined by the PGA. Additionally, we send our PGA professionals to the manufacturers’ factories for extensive product and club-fitting training and for certification with several key club manufacturers, including Callaway, TaylorMade, NIKE Golf and PING. Our PGA professionals are responsible for supervision of our in-house club fitting certification program.

We are committed to creating an environment of opportunity for our associates that we believe fosters a motivated and enthusiastic culture. We have promoted over 90% of our current store general managers from within the organization. We provide management training to our existing and future store general managers regularly at our corporate headquarters. In addition, we have developed and implemented a comprehensive training program for our sales associates. The training, emphasizing customer service and product knowledge, uses custom videos and printed materials for consistency across our store base.

Compensation.   We compensate our store teams with competitive salaries and hourly wages. We believe that our non-commissioned sales approach is key to providing a superior level of customer service and knowledgeable advice. In addition to a base salary, the store general managers, assistant store managers and PGA professionals have monthly bonus opportunities based on the sales and gross profit budgets and controllable expenses of their respective stores. Our district managers receive a base salary and are eligible for an annual bonus based on our achieving annual corporate profitability goals. All of our store managers, PGA professionals and district managers also participate in our stock incentive plans. We also have monthly, team-based contests and bonus incentives, which we believe create a team selling approach that delivers a positive shopping experience for our customers.

Hours.   Our stores are open seven days a week, generally from 10:00 a.m. until 9:00 p.m. Monday through Friday, 9:00 a.m. to 8:00 p.m. on Saturday, and 10:00 a.m. to 6:00 p.m. on Sunday, except during the year-end holiday season when we extend our hours of operation. In some markets, we vary the hours slightly based on local conditions or seasonality.

Information Systems

Our information systems provide corporate management and store general managers with daily information on sales, gross profit rate and inventory levels. Our point of sale system and core management information system is a fully integrated solution from Retail Pro, a provider of inventory control/POS software for small to mid-tier retailers. We have developed additional functionality utilizing information processing tools from third party providers. We have implemented EDI and other electronic order transmission and invoicing with most of our key product vendors. Our eCommerce Internet site is hosted by a third party and is integrated with our core Retail Pro system. We also have a third party database management relationship to support our Advantage Club and automated special order processes. We believe our systems are scaleable and have the capacity to handle our growth plans.

Our Industry and Competition

Industry.   According to the NGF, an independent industry research firm, the aggregate size of the U.S. golf market was estimated at $24.3 billion in 2002 (the last year reported), which included spending on greens fees, equipment and accessories, and food and beverages. Golf clubs, balls, bags, gloves and footwear represented $4.7 billion of this total. The golf market, as defined by the NGF, does not include certain products that we sell such as pre-owned clubs, golf and casual apparel, and golf-related gifts, novelties and services. We estimate the total golf market we serve, including these additional products and services, is over $7.5 billion.

Over the past 30 years, the golf industry has experienced significant growth in participation and popularity. According to the NGF, the number of Americans who play golf has increased from 11.2 million in 1970 to 27.3 million in 2004. However, the number of adult Americans who played golf in the years 2000 through 2004 was relatively flat, and the number of golfers actually decreased from 28.4 million in 2003 to

27.3 million in 2004. The NGF study of the number of golfers in 2004 has a margin of error of plus or minus 1.1 million golfers.

The industry also has experienced long-term increases in the number of rounds played per year, increasing from 266.0 million in 1970 to 495.0 million in 2003. According to the NGF, after many years of growth in rounds played, the number of rounds played declined slightly from 2001 to 2003 due, we believe, to a number of factors including a decline in the stock market, a weak economy, reduced leisure travel and unseasonable weather. The NGF reported in 2006 that, using a measure of rounds played based on same course sales, rounds played increased by 0.7% in 2004 over rounds played in 2003, and stayed relatively flat with a 0.1% decrease in 2005 compared to 2004. According to the NGF, from 1994 to 2002, the off-course golf specialty store channel gained market share among avid golfers from the general sporting goods stores and mass merchants. In addition, according to the NGF’s 2002 survey, the off-course golf specialty store channel is the number one golf retail channel for clubs and balls among avid golfers and customers spending at least $1,000 per year on golf-related purchases.

GOLF PARTICIPATION RATE(1)	ROUNDS PLAYED(1)

Source: National Golf Foundation	Source: National Golf Foundation

(1)     Prior to 1990, the NGF included everyone five years of age or older that played one round or more on a regulation-length course. However, from 1990 to 2004, the NGF limited the study to those golfers age 18 and older and included golfers who played one or more rounds on any course.

(1) The most recent available data on total rounds played was published in 2003.

Growth Drivers.   We believe the popularity of golf and the sale of golf equipment, apparel and accessories, is influenced by, among other things, the following factors:

•       Growth in golf course facilities.   According to the NGF, the number of golf course facilities has grown by 1,978 facilities over the last ten years, from 14,074 in 1995 to 16,052 in 2005, although the growth trend has slowed in recent years. Most of this growth is attributable to new public or daily fee courses, which in 2005 represented approximately 73% of all golf course facilities, significantly improving access to the game.

•       Favorable demographic trends.   The aging of the sizable baby boomer population segment should continue to have a positive impact on golf equipment spending as those golfers ages 45 to 64 spend more than the average golfer. According to the NGF, in 2002, 45- to 64-year olds accounted for approximately 38% of golf equipment spending though they represented only 32% of golfers. Given the expected 30% increase in population for this age demographic from 2000 to 2010, sales of golf equipment may be positively affected.

DISTRIBUTION OF GOLFERS BY AGE AND			POPULATION SHIFTS BY AGE (2000-2010)
SPENDING IN 2002

Age	Number of Golfers	Equipment Spending
18-29	22%	16%
30-44	34%	36%
45-64	32%	38%
65+	12%	10%
Total	100%	100%

Source: National Golf Foundation

			Source: U.S. Census Bureau

•       Industry initiatives.   Over the past few years, there have been numerous initiatives supported by the PGA, LPGA, USGA, World Golf Foundation and others to increase golf participation. These include programs designed to introduce golf to juniors, programs offering discounted or free introductory lessons to beginning golfers, and numerous programs designed to attract, develop and retain golfers.

•       Increased visibility.   We believe the visibility of golf and golf equipment has been enhanced by increased media coverage of professional and other golf tournaments and events, greater exposure on television including The Golf Channel, an increased number of tour and special events and outings, and the emergence of superstars such as Tiger Woods, Annika Sorenstam and Michelle Wie. In addition, we believe advertising and promotions by equipment manufacturers have increased, and high profile sporting goods manufacturers, such as Nike, have entered the golf equipment market.

•       Significant technological advances in golf equipment.   Over the past ten years, there have been significant technological advances in club head and shaft construction, design and materials. The continuous introduction of this improved technology, together with advertising and promotions by equipment manufacturers emphasizing the importance of equipment to one’s game, has encouraged golfers to change equipment frequently and made golf more enjoyable for the average player.

Retail Channels of Distribution.   The retail channel for golf-related equipment, apparel and accessories is highly competitive and fragmented. According to the NGF, in 2003, there were 6.0 million avid golfers—golfers who played more than 25 rounds per year. Avid golfers represented 23% of all golfers and were responsible for 57% of all golf equipment purchases in the U.S. in 2002. In addition, according to the NGF, avid golfers purchased more clubs and balls in 2002 through the off-course specialty retail channel than through any other channel. The off-course specialty retail channel also has gained market share from the other channels.

SPENDING BY CHANNEL IN 2002*

Channel of Distribution	Clubs	Balls
Off-Course Specialty	53%	42%
On-Course	32%	24%
Sporting Goods	3%	15%
Mass Merchant	2%	8%
Mail Order	2%	1%
Internet	2%	1%
Warehouse Club	2%	4%
Other	4%	5%
Total:	100%	100%

Source: National Golf Foundation

*                    Includes avid golfers and customers spending at least $1,000 per year on golf-related purchases.

Competition.   The golf retail industry is highly competitive. Our stores compete against other off-course specialty retail chains, franchise and independent golf retailers, on-course pro shops, general sporting goods retailers, mass merchants, catalog and Internet-based retailers and warehouse clubs. General sporting goods retailers and mass merchants continue to increase their assortments of golf clubs, balls and accessories, particularly in low end, high turnover merchandise. Similarly, department stores and apparel specialty stores are expanding their assortments of golf apparel.

We compete principally on the basis of breadth and depth of product selection, brands, customer service, shopping experience, store location and pricing. We believe our extensive selection of leading national brands and high quality pre-owned clubs, commitment to superior customer service, in-store PGA professionals, The GolfWorks store-in-store, interactive superstore format, distinctive marketing program, guaranteed low prices and experienced management team position us to meet current and future competitive challenges. See “Business—Competitive Strengths.”

Our principal competitors include the following:

•       Off-course golf specialty retail chains—such as Golfsmith, Edwin Watts and 2nd Swing

•       Franchise and independent golf retailers—such as Nevada Bob’s, Pro Golf Discount and Golf USA

•       On-course pro shops—found at country clubs, public golf courses and other golf facilities

•       General sporting goods—such as Dick’s Sporting Goods and The Sports Authority

•       Mass merchants and warehouse clubs—such as Wal-Mart, Target and Costco

•       Catalogs and Internet-based retailers—such as Golfsmith, Edwin Watts and The Golf Warehouse

Off-course golf specialty retail chains—These stores vary greatly in size and strategy, as well as geographic location. Some also employ large format stores and some focus on private label brands and components for the club builder market. Most of these competitors do not have PGA professionals and services or demonstration and trial facilities. Most of these stores offer limited apparel and have limited access to the leading national brands of golf apparel.

Franchise and independent golf retailers—These are generally small stores from 2,000 to 5,000 square feet, positioned in secondary locations. We believe these stores often offer a more limited selection and depth of inventory. Many promote sales of their private label or lesser-known brands with a commissioned sales staff and have no PGA professionals and services or demonstration and trial facilities.

On-course pro shops—These retailers are located at golf courses or other golf facilities such as driving ranges. They stock very little inventory in clubs or equipment, instead focusing their merchandising on the apparel category. These shops generally have PGA professionals on-staff but many do not have video lessons, ball launch monitors or club repair facilities.

General sporting goods—These stores are typically 20,000 to 100,000 square feet and offer a broad selection of sporting goods merchandise covering a variety of categories, including golf. These stores seek to combine numerous specialty shops under one store format. Prices at these stores are generally competitive; however, we believe the amount of space devoted to golf products limits the extent of their offering. These retailers often do not have access to certain of the leading national brands in both clubs and apparel. Most do not have PGA professionals and services or demonstration and trial facilities.

Mass merchants and warehouse clubs—These stores typically range in size from 50,000 to over 200,000 square feet. Golf products represent a very small portion of their retail square footage and their total sales. We believe that their product selection and access to the leading national brands are more limited than in our stores and that these stores offer minimal levels of customer service.

Catalog and Internet-based retailers—These retailers sell a broad selection of merchandise through the use of catalogs and the Internet. The products are competitively priced and the direct channel offers relative convenience to customers. However, catalog and Internet retailers are not able to provide the hands-on product testing, fitting or face-to-face customer service and support offered in our retail stores. Since fiscal 2004, we have been able to compete directly with these retailers through our interactive eCommerce Internet site, www.GolfGalaxy.com, which features our low-price guarantee. In addition, we believe our recent acquisition of The GolfWorks will strengthen our competitive position in the direct channel. The GolfWorks, with over 30 years of experience as a direct marketer, offers products that include a complete complement of proprietary clubhead designs, as well as a full selection of name brand shafts and grips, sold primarily through its eCommerce Internet site, www.GolfWorks.com, and catalogs.

Golf Town Canada

Golf Town Canada Inc., founded in 1998, is a golf specialty retailer operating stores across Canada and employing a sales strategy similar to ours. In 1998, we entered into a consulting agreement with Golf Town Canada, then privately held, pursuant to which, among other things, we received common stock in Golf Town Canada. In October 2004, we amended the consulting agreement to clarify several restrictive covenants. We agreed not to provide consulting services in Canada, enter into any franchise agreement in Canada, or open a retail store in Canada until 2008, and Golf Town Canada agreed that it will not advertise outside of Canada until 2008, compete with us except in Canada until 2010, or open any retail stores in the United States until 2013. In connection with our acquisition of The GolfWorks and its Canadian business, we may be in violation of our noncompete obligations to Golf Town Canada. However, the amount of affected business is an immaterial amount of The GolfWorks’ net sales. Neither we nor Golf Town Canada will solicit the employees of the other until 2010.

In November 2004, Golf Town Canada reorganized through a newly formed income trust as part of its initial public offering as a Canadian income fund. In connection with that transaction, we sold all our shares of Golf Town Canada for approximately $8.4 million and terminated our formal relationship with Golf Town Canada other than the previously described, on-going restrictions in the amended consulting agreement.

Employees

As of February 25, 2006, we had approximately 1,460 employees, of whom approximately 440, or 30%, were employed on a full-time basis. Our remaining employees are part-time and seasonal employees, working primarily as sales associates. We consider our relationship with all of our employees to be good. None of our employees is covered under a collective bargaining agreement.

Proprietary Rights

We have registered our Golf Galaxy logo and each of Golf Galaxy, Everything for the Game., Outward 9 and Rae’s Creek as a service mark or trademark, as applicable, with the United States Patent and Trademark Office. In addition, The GolfWorks has registered various trademarks and service marks in the U.S., including The GolfWorks, Maltby and Maltby Design,  and The GolfWorks has also been registered in Canada, Japan and the U.K.

Seasonality

Our business is subject to seasonal fluctuation, with the highest sales activity occurring during our first and second fiscal quarters, the spring and summer golf seasons, which include the Father’s Day weekend, our biggest weekend of the year. We also experience increased demand in our fourth fiscal quarter, during the holiday season. Our customers’ demand for our products and, therefore, our sales, can be significantly impacted by unseasonable weather conditions that affect outdoor activities.

Customers

We do not have a significant concentration of sales with any individual customer and, therefore, the loss of any one customer would not have a material impact on our business. No single customer has accounted for 10% or more of our business.

Available information

We are subject to the reporting requirements of the Securities Exchange Act of 1934 (Exchange Act) and its rules and regulations. The Exchange Act requires us to file reports, proxy statements and other information with the United States Securities and Exchange Commission (SEC). Copies of these reports, proxy statements and other information can be read and copied at:

SEC Public Reference Room
450 Fifth Street, N.W.
Washington, D.C. 20549

Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s Internet site (http://www.sec.gov).

We make available, free of charge on our Internet website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. These documents are posted on our Internet website at www.GolfGalaxy.com—under “Investors,” select the “SEC Filings” link.

We also make available, free of charge on our Internet website, the charters of the Audit Committee, Compensation Committee and the Nominating and Governance Committee. These documents are posted on our Internet website at www.GolfGalaxy.com—under “Investors,” select the “Corporate Governance” link.

Copies of any of the above-referenced information will also be made available, free of charge, by calling (952) 252-1339, by sending an email to investor@golfgalaxy.com or upon written request to:

Investor Relations
Golf Galaxy, Inc.
7275 Flying Cloud Drive
Eden Prairie, MN 55344

Item 1A.                Risk Factors.

This Report contains forward-looking statements that are based on our beliefs, assumptions and expectations of future events taking into account the information currently available to us. All statements other than statements of historical fact contained in this Report are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performances, financial condition or achievements to differ materially from the expected future results, performances, financial condition or achievements as expressed or implied in any forward-looking statements. In some cases forward-looking statements can be identified by terms such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “seeks,” “predicts,” “projects,” “strives,” “potential,” “objective,” “may,” “could,” “should,” “would,” “will” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events, are based on our assumptions and are subject to risks and uncertainties. Given these uncertainties, readers should not place undue reliance on these forward-looking statements.

Our forward-looking statements speak only as of the date of this Report. We assume no obligation to update or revise any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Our business is subject to numerous risks as discussed more fully below. If any of the following risks actually occur, our business, financial condition, operating results or cash provided by operations could be materially harmed. The following factors, among others, could cause our actual financial performance to differ materially from that expressed in any forward-looking statement.

A decline in the popularity of golf or the market for golf-related products and services could materially adversely affect our net sales and profitability.

We generate substantially all of our net sales from the sale of golf-related equipment, apparel and services. The demand for our products and services is directly related to the popularity of golf, including the number of golf participants, the number of rounds of golf being played by these participants, and television viewership of and attendance at professional and other golf tournaments and events. According to the NGF, the number of golf rounds played declined slightly from 2001 to 2003 due, we believe, to a number of factors including a decline in the stock market, a weak economy, reduced leisure travel and unfavorable weather. Further, according to the NGF, rounds played increased by 0.7% from 2003 to 2004 and declined 0.1% in 2005. If golf participation or golf rounds played significantly decreases, sales of our products and services could be materially adversely affected. We depend on the exposure of the brands we sell to reinforce the quality of the products we sell. Any significant reduction in television coverage of professional or other golf tournaments and events, or any other significant decreases in either attendance at golf tournaments or viewership of golf tournaments, will reduce the visibility of the brands we sell and could materially adversely affect our net sales and profitability.

If our key suppliers limit the amount or variety of products they sell to us or provide us less favorable pricing, allowances or other terms, our sales and profitability could be materially adversely affected.

We rely on a limited number of suppliers of the leading national brands in golf for a majority of our sales. During fiscal 2006, we purchased approximately 60% of our merchandise from our five largest suppliers. Three of our suppliers that provide multiple golf brands, namely Acushnet Company (Titleist, FootJoy and Cobra), Taylor Made Golf Company (TaylorMade, adidas and Maxfli) and Callaway Golf Company (Callaway, Odyssey, Top-Flite and Ben Hogan), each represented more than 10% of our purchases. Our extensive assortment of leading national brand merchandise is one of our key competitive strengths. Our customers expect to find the leading national brands and the newest products in the market in our stores. We are also subject to risks, such as the unavailability of raw materials, labor disputes, union organizing activity, strikes, inclement weather, natural disasters, war and terrorism, and adverse general economic and political conditions, as well as the high demand for popular products, that might limit our suppliers’ ability to provide us with quality merchandise on a timely basis. Due to our extensive purchases of merchandise, we benefit from vendor pricing allowances and marketing support in the ordinary course of business. We have no long-term contractual arrangements providing for continued supply, pricing, allowances or other terms from our key suppliers and our suppliers may discontinue selling to us, or may alter pricing, allowances or other terms at any time. If our suppliers refuse to distribute their products to us, limit the amount or variety of products they distribute to us, or provide us with less favorable pricing, allowances or other terms, our sales and profitability may be materially and adversely affected.

Our sales and profitability could be materially adversely affected if our suppliers fail to develop and introduce new products or if the introduction of new products results in excessive close-outs of existing inventories.

Our future success will depend, in part, upon our suppliers’ continued ability to develop and introduce innovative products in the golf equipment market that appeal to our customers. The success of new products depends in part upon the various subjective preferences of golfers, including a golf club’s “look and feel,” and the level of acceptance that the golf product has among professional and recreational golfers. The subjective preferences of purchasers of golf products are difficult to predict and may be subject to rapid and unanticipated changes. If our suppliers fail to successfully develop and introduce innovative and popular products on a timely basis, then our net sales and profitability may be materially adversely affected. If our suppliers introduce new products too rapidly, however, it could result in close-outs of existing inventories. Close-outs can result in reduced margins on the sale of older products, as well as reduced sales of new products given the availability of older products at lower prices. These reduced margins and sales may materially adversely affect our results of operations.

Our operating results are subject to seasonal fluctuations which could cause the market price of our common stock to decline.

Our business is highly seasonal. Our sales during our first two fiscal quarters of each year, which include Father’s Day, and our sales during the year-end holiday selling season, have historically contributed and are expected to continue to contribute a disproportionate percentage of our net sales. Our occupancy costs, which are included in cost of sales, and a significant portion of our store operating expenses and general and administrative expenses, do not vary proportionately with fluctuations in net sales. As a result, all our income from operations has been generated during the first two fiscal quarters of the year, and we expect this seasonality to continue. In addition, we expect quarterly fluctuations in our operating results to continue as a result of seasonal demand in our markets. Such patterns may change, however, as a result of entering new markets. We also make decisions regarding merchandise well in advance of the season in which it will be sold, particularly for Father’s Day and the year-end holiday selling season. We incur significant additional expenses in our first two fiscal quarters and the December holiday season in anticipation of higher sales in those periods, including acquiring additional inventory, preparing and mailing our direct mail pieces, advertising, creating in-store promotions and hiring additional employees. This seasonality may result in volatility or have an adverse effect on the market price for our common stock.

Our profitability may be materially adversely affected due to weather conditions in our markets.

The golf season and the number of rounds played in the markets in which our stores are located fluctuate based on, among other things, the weather. In the event of unseasonable weather in our markets, our net sales may be lower. In addition, if our net sales during our peak seasons are lower than we expect for any reason as a result of weather or otherwise, we may not be able to adjust our expenses and inventory in a timely fashion. As a result, our profitability may be materially adversely affected.

Our current concentration of stores makes us highly susceptible to adverse conditions in these regions, including unseasonable weather, which could materially adversely affect our sales and profitability.

Most of our stores are located in midwestern and northeastern states. As a result, our operations could be more susceptible to regional factors than the operations of more geographically diversified competitors. These factors include regional economic and weather conditions, natural disasters, and demographic and population changes in the states in which we operate. If these regions were to suffer an economic downturn, unseasonable weather or other adverse event, our operating results could be materially adversely affected.

If we cannot successfully implement our growth strategy, the profitability of our company as a whole could be materially adversely affected.

Our growth strategy will require the deployment of a significant amount of capital and may not be profitable. We opened no new stores in fiscal 2003. During fiscal 2004, we opened four new stores. During fiscal 2005, we opened ten new stores and prepared to open eleven new stores in the first quarter of fiscal 2006. During fiscal 2006 we opened 16 new stores and prepared to open 11 new stores in the first quarter of fiscal 2007, nine of which have already been opened.

Our average net cash expenditure needed to open a new store is approximately $1.2 million, which includes the cost of fixed assets, inventory and preopening expenses, and the reductions from landlord allowances and vendor accounts payable. We plan to open a total of 14 to 16 new stores in fiscal 2007, of which nine have already been opened. In addition, we plan to open 16 to 18 new stores in fiscal 2008. These amounts are estimates and actual store opening costs may vary.

The ability to open new stores, the related opening costs and the profitability of our new stores are subject to various contingencies, some of which are beyond our control. These contingencies include our ability to:

•       locate suitable store sites;

•       negotiate acceptable lease terms;

•       build out or refurbish sites on a timely and cost-effective basis;

•       hire, train and retain skilled managers and PGA professionals;

•       hire sales associates;

•       obtain adequate capital resources; and

•       integrate new stores into existing operations successfully.

We intend to open additional stores in some of our existing markets. Because our stores typically draw customers from their local areas, a new store may draw customers away from nearby existing stores and may cause sales performance and customer counts at those existing stores to decline, which may materially adversely affect our overall operating results.

We also intend to open stores in new markets. The risks associated with entering a new market include difficulties in attracting customers due to a reduced level of customer familiarity with our brand, our lack of familiarity with local customer preferences, seasonal differences in the market, and difficulties in hiring a sufficient number of qualified store associates. In addition, entry into new markets may bring us into competition with new, unfamiliar competitors or with existing competitors with a large, established market presence. We cannot assure you that we will be successful in operating our stores in new markets on a profitable basis. If we are not, then the profitability of our company as a whole may be materially adversely affected.

In addition to these risks and uncertainties, our new stores may add strain on our management information systems and may divert our management’s attention from existing operations. We cannot assure you that our new stores will be a profitable deployment of our capital resources. If any of our new stores are not profitable, then the profitability of our company as a whole may be materially adversely affected.

Competition in the golf and sporting goods retail industry and from prospective competitors could materially adversely affect our sales and profitability.

The retail market for golf-related products and services is highly fragmented and competitive. Our current and prospective competitors include companies that have substantially greater market presence, name recognition, and financial, marketing and other resources than we do and may be able to devote greater resources to sourcing, promoting and selling their products. We compete with the following categories of companies: other golf specialty retailers, on-course pro shops, catalog and Internet retailers, franchise and independent golf retailers, general sporting goods retailers and mass merchants. Traditional and golf specialty retailers are expanding more aggressively in marketing leading national brand golf equipment, thereby competing directly with us for products, customers and locations. In addition, some of our key suppliers have begun to operate retail stores or Internet sites that sell directly to consumers and may compete with us and reduce our sales. Pressure from our competitors could require us to reduce our prices or increase our spending for advertising and promotion which would erode our margins. As a result of this competition, we may experience lower sales or greater operating costs, such as marketing costs, which would have a material adverse effect on our profitability.

A decline in discretionary consumer spending could harm our operating results.

Our products are recreational in nature and, therefore, are discretionary purchases for consumers. Consumers are generally more willing to make discretionary purchases of golf-related products and services during favorable economic conditions. Discretionary spending is affected by many factors, including, among others, general business conditions, interest rates, inflation, consumer debt levels, the availability of consumer credit, taxation, stock market performance, unemployment trends, terrorist attacks and acts of war and other matters that influence consumer confidence and spending.

Our customers’ purchases of discretionary items, including our products and services, could decline during periods when disposable income is lower or periods of actual or perceived unfavorable economic conditions. If this occurs, our operating results may be materially adversely affected.

The growth of our business will be dependent upon the availability of adequate capital.

The growth of our business will depend on the availability of adequate capital, which in turn will depend in large part on cash flow generated by our business and the availability of equity and debt financing. We cannot assure you that our operations will generate positive cash flow or that we will be able to obtain equity or debt financing on acceptable terms or at all. Our credit facility contains provisions that restrict our ability to incur additional indebtedness or make substantial asset sales that might otherwise be used to finance our expansion. The security interests in our inventory and financial assets that secure our obligations under the credit facility may further limit our access to certain capital markets or lending sources. The actual availability of funds under our credit facility is limited to specified percentages of our eligible inventory. Accordingly, opportunities for increasing our cash on hand through sales of inventory would be partially offset by reduced availability under our credit facility. As a result, we cannot assure you that we will be able to finance our current expansion plans.

We may be subject to product warranty claims, product recalls and disruption in the supply of component parts used in The GolfWorks manufacturing operations that could harm our results of operations.

The GolfWorks manufactures a proprietary line of club components and club making tools and supplies for sale to our customers. It also assembles finished clubs for sale under the Maltby and Maltby Design brands, as well as for sale by others under their brands. We may be subject to additional risks, including product liability claims, product recalls and disruption in the supply of parts used in the manufacture and assembly of these products, which could have a material adverse impact on our results of operations. In addition, while we believe there are sufficient alternative sources to manufacture our golf club components, if any of our current suppliers were to become unable to supply us products, we could experience delays in our ability to secure a replacement supplier which could materially adversely affect our financial performance.

If we lose the services of key members of our management team, we may not be able to manage our operations and implement our growth strategy effectively.

Our future success depends, in large part, on the efforts and abilities of our executive management team, including our Chief Executive Officer and co-founder, Randall K. Zanatta; our Chief Operating Officer and co-founder, Gregory B. Maanum; our Chief Financial Officer, Richard C. Nordvold; our Chief Marketing Officer, Michael W. McCormick; our Senior Vice President—Sales and Operations, Ronald G. Hornbaker; our Senior Vice President—Chief Technology Officer, Research and Development, Ralph D. Maltby and our Senior Vice President—CEO of The GolfWorks, Mark R. McCormick. Our executive management team may terminate their employment with us and are precluded from competing with us for only six months after such termination (although in connection with our acquisition of The GolfWorks, Mr. Maltby and Mr. Mark R. McCormick agreed not to compete with us for five years). We do not maintain key person insurance on any employees except for Messrs. Zanatta and Maanum. If we lose the services of one or more of our key executives, we may not be able to manage our business successfully or achieve our growth objectives. As our business grows, we will need to attract and retain additional qualified management personnel in a timely manner.

We rely heavily on our management information and other systems for inventory management, distribution and other functions. If our systems fail to perform these functions adequately or if we experience an interruption in their operation or security, our business and results of operations could be materially adversely affected.

The efficient operation of our business is dependent on our management information systems. We rely heavily on our management information systems to manage order entry, order fulfillment, point-of-sale and inventory replenishment processes. The failure of our management information systems to perform as we anticipate could disrupt our business and could result in decreased sales, increased overhead costs, excess inventory and product shortages, causing our business and results of operations to be materially adversely affected.

In addition, our management information systems are vulnerable to damage or interruption from:

•       earthquake, fire, flood and other natural disasters; and

•       power loss, computer systems failure, Internet and telecommunications or data network failure.

Any such interruption could have a material adverse effect on our business.

If we are unable to protect the confidential information provided by our eCommerce customers, our sales and profitability may be materially adversely affected.

The success of our eCommerce operations depends on the secure transmission of confidential information over public networks. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments will not result in a compromise or breach of the algorithms we use to protect customer transactions and personal data contained in our customer databases. If any such compromise of our security were to occur, it could have a material adverse effect on our reputation, business, operating results and financial condition and may cost us additional expense to protect against such security breaches.

A disruption in or failure to expand our systems supporting our eCommerce operations, particularly as our eCommerce sales grow, may materially adversely affect our results of operations.

Our eCommerce sales will depend on the number of visitors who shop on our Internet sites and the volume of orders we can fill on a timely basis. We rely on several third party providers to host our Internet sites and support our electronic data interchange (EDI) system. Technical problems either we or our third party service providers experience with our Internet sites or order fulfillment systems could materially reduce the volume of goods sold and the attractiveness of purchasing our merchandise through our Internet sites. Also, we or our third party service providers may be required to further expand and upgrade our technology, transaction processing systems and network infrastructure if there is a substantial increase in the volume of traffic on our Internet sites or the number of orders placed by our customers. We cannot assure you that we will be able to project accurately the rate or timing of increases, if any, or be able to negotiate with our third party providers, to expand and upgrade our systems and infrastructure to accommodate such increases on a timely basis.

The adoption of a new GAAP accounting standard for employee stock options will have a significant adverse effect on the reporting of our results of operations.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, a revision to SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) requires the calculation of the fair value of stock-based compensation, estimation of future forfeitures and income taxes, and recognition of the fair value as a non-cash expense over the vesting period of the underlying instruments. SFAS No. 123(R) eliminates the ability to account for stock-based compensation transactions using the footnote disclosure-only provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead requires that such transactions be recognized and reflected in financial statements using a fair-value-based method. We implemented the provisions of SFAS No. 123(R) effective as of February 26, 2006 and expect to record substantial non-cash compensation expenses as a result. Recording these compensation expenses in our financial statements will have a significant adverse impact on our results of operations.

If we do not anticipate and respond to the changing preferences of our customers, we could be required to take significant markdowns in inventory and our sales could materially decline.

Our success depends, in large part, on our ability to identify and anticipate the changing preferences of our customers and stock our stores with a wide selection of quality merchandise that appeals to their preferences. Our customers’ preferences for merchandise and particular brands vary from location to location, and may vary significantly over time. We cannot guarantee that we will accurately identify or anticipate the changing preferences of our customers or stock our stores with merchandise that appeals to them. If we do not accurately identify and anticipate our customers’ preferences, we may lose sales, which may in turn cause us to lose volume purchasing allowances from vendors, or we may overstock merchandise, which may require us to take significant markdowns on our inventory. In either case, our sales could significantly decline and our business and financial results may be materially adversely affected.

A disruption in the services of our primary common carriers or increases in fuel or other charges may decrease our profitability.

One of our key strategies is that most of our suppliers distribute their products directly to our retail stores, enabling us to more effectively control the level and mix of inventory at our stores. We use common carriers for substantially all of our ground shipments of products sold in our stores. Any significant interruption in common carrier services due to strikes, terrorism, inclement weather or otherwise, would impede our ability to receive merchandise on a timely basis and maintain appropriate inventory levels and product mixes in our stores. This impediment could cause us to lose sales and customers. In the event of such an interruption, we may not be able to engage appropriate alternatives to distribute our products in a timely manner on equally favorable terms. If we incur higher shipping costs as a result of higher fuel charges or otherwise, we may be unable to pass these costs on to our customers, which could materially decrease our profitability.

If we are unable to enforce our intellectual property rights, or if we are accused of infringing on a third party’s intellectual property rights, our sales and profitability may be materially adversely affected.

Our exclusive right to use our trademarks, service marks and patents in the U.S. has helped establish our market share. The loss or reduction of any of our significant proprietary rights could hurt our ability to distinguish our stores from our competitors’ stores, causing us to lose significant market share. If we lose market share, our sales and profitability may be materially adversely affected.

Additionally, third parties may assert claims against us alleging infringement, misappropriation or other violations of patent, trademark or other proprietary rights, whether or not such claims have merit. Such claims can be time consuming and expensive to defend and could require us to cease using and selling the allegedly infringing products, which may have a significant impact on our sales and cause us to incur significant litigation costs and expenses.

We may pursue strategic acquisitions, which could have a material adverse impact on our business.

In March 2006, we completed the acquisition of The GolfWorks, an important strategic addition to our business. While we are not currently considering any other acquisitions, we may from time to time acquire additional complementary businesses, products or technologies. Acquisitions may result in difficulties in assimilating acquired companies, and may result in the diversion of our capital and our management’s attention from other business issues and opportunities. We may not be able to successfully integrate companies that we acquire, including their personnel, financial systems, distribution, operations and general store operating procedures. If we fail to successfully integrate acquired companies, our business and financial results could suffer. In addition, the integration of any acquired company, and its financial results, into ours may materially adversely affect our operating results.

Our net income in fiscal 2004 and fiscal 2005 was positively impacted by non-recurring items which might cause investors to overestimate our future net income.

Our net income in fiscal 2005 included a one-time gain on the sale of our Golf Town Canada Inc. stock which increased net income by $5.0 million, after taxes, and our net income for fiscal 2004 included a non-cash income tax benefit totaling $6.2 million resulting from the reversal of a previously established income tax valuation allowance. These non-recurring items might cause investors to overestimate net income results in future years if the non-recurring items are not fully considered.

We will be exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act of 2002.

We have commenced a formal evaluation of our internal controls systems to allow management to report on, and our independent auditors to attest to, our internal control over financial reporting. We will be performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We are required to comply with Section 404 by the end of fiscal 2007, other than with respect to The GolfWorks, for which we will be required to comply by the end of fiscal 2008. However, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. Furthermore, upon completion of this process, we may identify control deficiencies of varying degrees of severity under applicable SEC and Public Company Accounting Oversight Board rules and regulations that remain unremediated. As a public company, we are required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that, or are reasonably likely to, materially affect our internal control over financial reporting. A “material weakness” is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. If we fail to implement the requirements of Section 404 in a timely manner, we might be subject to sanctions or investigation by regulatory authorities such as the SEC or the Nasdaq National Market, and if we fail to remedy any material weakness, our financial statements may be inaccurate, we may face restricted access to the capital markets and our stock price may be adversely affected.

The price of our common stock may be volatile.

The stock market in general, and the market for stocks of some retailers, have been highly volatile and, as a result, the trading price of our common stock may fluctuate substantially. Investors in our common stock may experience a decrease, which could be substantial, in the value of their stock depending on many factors, some of which are beyond our control and may not be related to our operating performance. The factors that could cause fluctuations include, but are not limited to, the following:

•  price and volume fluctuations in the overall stock market from time to time;

•  significant volatility in the market price and trading volume of the stock of golf specialty, sporting goods and other retail companies;

•  actual or anticipated changes in our net income, fluctuations in our operating results or the failure to meet the expectations of financial market analysts and investors;

•  investor perceptions of the golf and sporting goods industry and retail industries in general and our company in particular;

•  the operating and stock performance of comparable companies and our competitors;

•  the opening of new stores and the closing of existing stores;

•  general economic conditions and trends;

•  major catastrophic events;

•  changes in accounting standards, policies, guidance, interpretation or principles;

•  unseasonable weather conditions in our markets;

•  loss of external funding sources;

•  adverse events affecting our key suppliers;

•  sales of large blocks of our stock or sales by insiders; and

•  departures of key personnel.

Item 1B.               Unresolved Staff Comments.

Not applicable.

Item 2.                        Properties.

Store Locations

We currently operate 59 stores in 24 states. All of our stores are leased. We lease all but one of our store facilities from unaffiliated third parties. Initial lease terms are generally 10 to 15 years and most leases contain multiple five-year renewal options and rent escalation provisions.

Stores Open or Announced As of May 1, 2006

Golf Galaxy Store Locations	Nebraska	Oklahoma
(opening date by fiscal month;	Omaha (November 2005)	Tulsa (November 2005)
announced future stores in italics)	Nevada	Oklahoma City (April 2006)
Colorado	Las Vegas Metropolitan Area	Oregon
•Park Meadows	•Summerlin (April 2006)	Portland Metropolitan Area
(November 2005)	New Jersey	•Beaverton (November 2003)
Delaware	Philadelphia Metropolitan Area	Pennsylvania
Philadelphia Metropolitan Area	•Mount Laurel (March 2005)	Philadelphia Metropolitan Area
•Christiana (November 2005)	New York City Metropolitan Area	•Devon (March 2004)
Illinois	•Paramus (March 2006)	Pittsburgh Metropolitan Area
Chicago Metropolitan Area	•Woodbridge (April 2006)	•Robinson Towne Center
•Downers Grove (April 2000)	New York	(March 2006)
•Naperville (April 2000)	Rochester (November 2003)	Tennessee
•Orland Park (June 2000)	Buffalo (November 2004)	Nashville (November 2004)
•Schaumburg (June 2000)	Syracuse (March 2006)	Memphis (April 2006)
•Vernon Hills (April 2001)	New York City Metropolitan Area	Texas
•Gurnee (December 2004)	•Westbury (May 2006)	Dallas Metropolitan Area
•Skokie (March 2006)	North Carolina	•Lewisville (March 2005)
Indiana	Charlotte (April 2005)	•Plano (March 2005)
Indianapolis Metropolitan Area	Raleigh/Durham Metropolitan Area	•North Park (April 2005)
•Castleton (November 1999)	•Cary (March 2005)	Houston Metropolitan Area
Iowa	•Durham (March 2005)	•Baybrook (March 2005)
West Des Moines (November 1998)	Ohio	•Willowbrook (April 2005)
Kansas	Dayton (February 1999)	•Galleria (May 2005)
Kansas City Metropolitan Area	Columbus Metropolitan Area	•Woodlands (March 2006)
•Overland Park (March 2005)	•Tuttle Crossing (March 1999)	San Antonio (February 2005)
Kentucky	Cincinnati Metropolitan Area	Utah
Louisville (November 2004)	•Eastgate (April 1999)	Salt Lake City (March 2001)
Michigan	•Tri County (April 1999)	Virginia
Grand Rapids (June 1998)	Cleveland Metropolitan Area	Virginia Beach (March 2004)
Minnesota	•Mayfield Heights (November	Richmond (May 2004)
Minneapolis/St. Paul Metropolitan Area	1999)	Newport News (February 2006)
•Bloomington (April 1997)	•North Olmsted (May 2000)	Wisconsin
•Roseville (March 1998)	Akron (March 2003)	Milwaukee Metropolitan Area
•Plymouth (July 1998)	Toledo (May 2006)	•Greenfield (May 1998)
Missouri		•Brookfield (February 2000)
St. Louis Metropolitan Area		Appleton (April 2004)
•Chesterfield (March 2003)
•Brentwood (March 2004)

Our corporate headquarters is located in Eden Prairie, Minnesota, where we lease from an unaffiliated third party approximately 25,000 square feet of office space, as well as approximately 23,000 square feet of warehouse space to support our eCommerce operations. The term of the lease ends in January 2010, subject to a five-year renewal at our option.

The GolfWorks utilizes nearly 80,000 square feet in facilities, including a retail outlet, located on 40 acres we own in Newark, Ohio. The GolfWorks also leases a 5,300 square-foot facility, including a retail outlet, in Ontario, Canada to support the operations of its Canadian subsidiary. The term of the lease ends in October 2010.

Item 3.                        Legal Proceedings.

Although we are subject to litigation or other legal proceedings from time to time in the ordinary course of our business, we are not a party to any pending legal proceedings that we believe is reasonably likely to have a material impact on our business or our results of operations or financial condition.

Item 4.                        Submission of Matters to a Vote of Security Holders.

Not applicable.

Executive officers of the registrant

The following table sets forth the name, age and positions of each of our executive and other officers and directors as of May 1, 2006.

Name	Age	Position
Randall K. Zanatta*	48	President, Chief Executive Officer and Chairman
Gregory B. Maanum*	44	Chief Operating Officer and Director
Richard C. Nordvold*	35	Chief Financial Officer
Michael W. McCormick*	43	Chief Marketing Officer
Ronald G. Hornbaker*	47	Senior Vice President—Sales and Operations
Ralph D. Maltby*	62	Senior Vice President—Chief Technology Officer, Research and Development
Mark R. McCormick*	48	Senior Vice President—CEO of The GolfWorks
Dana J. Busch	42	Vice President—Merchandising
Peter M. Harding	45	Vice President—Real Estate
Scott H. Kurtz	47	Vice President—Finance and Controller
Mary L. Forby	43	Vice President—Information Technology
Jay D. Spencer	40	Vice President—Strategic Planning

*                    Executive Officer

Randall K. Zanatta is our President, Chief Executive Officer and Chairman of our board of directors. Mr. Zanatta co-founded our company with Mr. Maanum in December 1995. Before co-founding our company, Mr. Zanatta spent 17 years with Best Buy Co., Inc., a consumer electronics retailer, from 1979 through 1995, most recently as senior vice president—marketing and merchandising. During Mr. Zanatta’s tenure at Best Buy Co., Inc., Mr. Zanatta also served on the executive committee, which was the primary guiding body of the organization.

Gregory B. Maanum is our Chief Operating Officer and a director of our company. Mr. Maanum co-founded our company with Mr. Zanatta in December 1995. Mr. Maanum directly oversees our merchandising and inventory planning functions. He also directs our real estate selection process, store design and construction activities. In addition, Mr. Maanum has overall responsibility for our retail sales and operations. Before co-founding our company, Mr. Maanum spent 12 years with Best Buy Co., Inc. from 1982 through 1995, most recently as vice president—visual merchandising after founding Best Buy’s visual merchandising department.

Richard C. Nordvold is our Chief Financial Officer. Mr. Nordvold joined our company in March 2004 after spending five years with Best Buy Co., Inc., most recently as director—corporate finance, and six years with Arthur Andersen, LLP, an accounting firm, most recently as manager in audit and business advisory services. Mr. Nordvold oversees our finance, accounting, information systems, human resources and administrative functions.

Michael W. McCormick is our Chief Marketing Officer. Mr. McCormick joined our company in January 2003 after spending three years with Callaway Golf Company, a manufacturer of golf products, as executive vice president—global sales, and nine years with Nike, Inc., a manufacturer of athletic equipment, shoes and apparel, as director—national sales. Mr. McCormick directly oversees our marketing, advertising, PGA services and eCommerce functions. Mr. McCormick is the brother of Mark R. McCormick, our Senior Vice President—CEO of The GolfWorks.

Ronald G. Hornbaker is our Senior Vice President—Sales and Operations. Mr. Hornbaker oversees our retail store sales, operations and training functions. Mr. Hornbaker joined our company in May 2000 after spending six years at Select Comfort Corporation, a manufacturer of premium, adjustable-firmness beds, most recently as vice president—operations and training. During Mr. Hornbaker’s tenure at Select Comfort, Mr. Hornbaker directed store operations, sales and product training for 341 stores and developed the field infrastructure for multi-store management including seven regional and 50 district sales managers. Mr. Hornbaker also spent 13 years in various sales management positions with Tandy Name Brand Retail Group, a subsidiary of RadioShack Corporation, a consumer electronics retailer.

Ralph D. Maltby has been our Senior Vice President—Chief Technology Officer, Research and Development since March 2006. Prior to joining our company, Mr. Maltby founded and spent over 29 years as Chairman of the Board of Ralph Maltby Enterprises, Inc. a/k/a The GolfWorks. Mr. Maltby is a leading authority on club design and repair, having published several industry books and articles. In addition, he has been a PGA instructor for 28 years.

Mark R. McCormick has been our Senior Vice President—CEO of The GolfWorks since March 2006. From June 2001 until joining our company, Mr. McCormick was the Chief Executive Officer of Ralph Maltby Enterprises, Inc. a/k/a The GolfWorks. Mr. McCormick also spent over 10 years in executive positions with multi-channel retailers including Vice President of Musician’s Friend, Inc. Vice President of Golfsmith International and Vice President of Las Vegas Golf & Tennis, Inc. Mr. McCormick is the brother of Michael W. McCormick, our Chief Marketing Officer.

Dana J. Busch is our Vice President—Merchandising, having been promoted to the position of Vice President in November 2003. Mr. Busch joined our company in March 1998 as our Director—Merchandise Planning. Prior to joining our company, Mr. Busch spent 11 years with The Athletic Fitters, Inc. where he was responsible for retail operations and information systems for 97 locations.

Peter M. Harding has been our Vice President—Real Estate since April 2004. Mr. Harding joined our company in January 1998 serving as our Director—Design and Construction and our Director—Real Estate before being promoted to his present position. Prior to joining our company, Mr. Harding spent seven years with Best Buy Co., Inc., most recently in the positions of purchasing manager and store planning manager.

Scott H. Kurtz has been our Vice President—Finance and Controller since October 2003. Mr. Kurtz joined our company as Controller in February 1998. Prior to joining our company, Mr. Kurtz spent 11 years in various financial accounting positions with Target Corporation and County Seat Stores, Inc. Mr. Kurtz also had previous experience in public accounting with Deloitte & Touche LLP.

Mary L. Forby has been our Vice President—Information Technology since June 2005. Prior to joining our company, from 2004 to 2005, Ms. Forby was the director of technical support at ShopNBC.com, a commercial internet site operated by ValueVision Media, Inc. Prior to that, from 2000 to 2004, Ms. Forby was employed by Travelers Express MoneyGram, a subsidiary operation of MoneyGram International, Inc., where she was a manager of server systems, director of infrastructure, and, most recently, the director of production control. From 1998 to 2000, Ms. Forby was employed by Conseco Finance Corp.

Jay D. Spencer has been our Vice President-Strategic Planning since February 2006. Mr. Spencer joined us in January 2003 as Senior Financial Analyst and became our Director of Financial Planning and Analysis in July 2004. Prior to joining our company, Mr. Spencer was with eFunds Corporation, where from March 2002 to January 2003 he was a Finance Manager, and from November 1999 to March 2002, he was a Senior Financial Analyst. Prior to that, Mr. Spencer held various finance and accounting positions with Deluxe Corporation and County Seat Stores, Inc. Mr. Spencer also has previous experience in public accounting with KPMG LLP.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market price of and dividends on the registrant’s common equity and related stockholder matters.

Market information—

We completed our initial public offering on August 3, 2005. Shares of our common stock began trading on the Nasdaq National Market under the ticker symbol “GGXY” on July 29, 2005.

The table below sets forth the high and low sales prices of our common stock on the Nasdaq National Market during the periods indicated.

	Sales Price
Fiscal 2006	High	Low
Second Fiscal Quarter (commencing July 29, 2005 - August 27, 2005)	$22.11	$17.00
Third Fiscal Quarter (August 28, 2005 - November 26, 2005)	21.20	12.65
Fourth Fiscal Quarter (November 27, 2005 - February 25, 2006)	19.30	15.51

Holders—

As of April 24, 2006, there were 44 holders of record of Golf Galaxy, Inc. common stock.

Dividends

We have never declared or paid any cash dividends on shares of our common stock. We currently intend to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on shares of our common stock in the foreseeable future. Any payment of cash dividends on shares of our common stock in the future will be at the discretion of our board of directors and will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, future financing agreements and other factors deemed relevant by our board of directors. In addition, our credit facility restricts our ability to pay cash dividends or other distributions on any shares of our common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information regarding our credit facility.

Securities authorized for issuance under equity compensation plans.

The information required to be disclosed pursuant to Item 201(d) of Regulation S-K is included in Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Report.

Recent sales of unregistered securities

During our fiscal year ended February 25, 2006, we did not sell any securities that were not registered under the Securities Act of 1933, as amended (the Act). However, in connection with our acquisition of The GolfWorks (the Merger), which was completed on March 16, 2006, we issued 250,862 shares of our common stock and warrants to purchase an aggregate of up to 150,000 shares of common stock. The shares of common stock and the warrants were issued in reliance upon the exemption from the registration requirements under the Act, pursuant to Section 4(2) thereof. The shares of common stock and the shares of common stock issuable upon exercise of the warrants have not been registered under the Act or applicable state securities laws and may not be offered or sold in the United States absent registration under the Act and applicable state securities laws or an applicable exemption from registration requirements. The Company may be required to register these shares under the Act pursuant to the terms of the Merger and the registration rights agreement executed in conjunction therewith.

(b) Report of offering of securities and use of proceeds therefrom.

Use of Proceeds.

On August 3, 2005, we completed an initial public offering of our common stock pursuant to a registration statement on Form S-1 (File No. 333-125007) that was declared effective by the Securities and Exchange Commission on July 28, 2005 (Effective Date). The managing underwriters of our offering were Piper Jaffray & Co., William Blair & Company, L.L.C., Wedbush Morgan Securities Inc. and A.G. Edwards & Sons, Inc. Our common stock began trading on the Nasdaq National Market under the ticker symbol “GGXY” on July 29, 2005. The initial public offering consisted of 4,542,500 shares of common stock, including the underwriters’ over-allotment option of 592,500 common shares, all of which were sold at an offering price of $14.00 per share. Of the shares of common stock sold in the initial public offering, we sold 3,000,000 shares and selling shareholders sold 1,542,500 shares. Concurrent with the completion of our offering, all of the outstanding preferred stock converted into 5,752,467 shares of our common stock.

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

After deducting the underwriting discounts and commissions and the offering expenses described above, we received net proceeds from our initial public offering of $37.9 million, of which $19.6 million was used to pay our preferred shareholders all of the accrued and unpaid dividends due upon conversion of their shares of preferred stock into shares of our common stock. The remainder was used to fund capital investments at new stores and the acquisition of The GolfWorks, including the repayment of The GolfWorks’ debt totaling $5.4 million.

(c) Purchases of equity securities by the issuer and affiliated purchasers.

Not applicable.

Item 6.        Selected Financial Data.

You should read the selected financial data presented below in conjunction with the financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report. The selected financial data presented below under the heading “Statement of Operations Data” for the fiscal years ended February 25, 2006, February 26, 2005 and February 28, 2004, and the selected financial data presented below under the heading “Balance Sheet Data” as of February 25, 2006 and February 26, 2005, have been derived from our audited financial statements included elsewhere in this Report. The selected financial data presented below under the heading “Statement of Operations Data” for the fiscal years ended March 1, 2003 and March 2, 2002, and the selected financial data presented below under the heading “Balance Sheet Data” as of February 28, 2004, March 1, 2003 and March 2, 2002, have been derived from our audited financial statements that are not included in this Report. The unaudited selected financial data presented below under the headings “Other Financial Data” and “Store Data” for all periods presented, have been derived from our internal records of our operations, except with respect to gross profit as a percentage of net sales for all periods, which is derived from our audited financial statements included elsewhere in this Report or from our audited financial statements that are not included in this Report. The pro forma financial data presented below under the heading “Statement of Operations Data” gives effect to the events described in footnote 4 below and is derived from our audited financial statements included elsewhere in this Report. The pro forma data does not purport to represent what our financial results would have been if such events had occurred at the dates indicated, and such pro forma information is not necessarily indicative of our financial results for any future periods. Historical results are not necessarily indicative of the results of operations to be expected for future periods. See Note 2 of “Notes to Financial Statements” for a description of the method used to compute basic and diluted net income (loss) per share applicable to the holders of our common stock.

	Fiscal Year Ended(1)
	March 2, 2002	March 1, 2003	February 28, 2004	February 26, 2005	February 25, 2006
	(in thousands, except per share data)
Statement of Operations Data
Net sales	$88,889	$85,213	$99,630	$133,080	$200,130
Cost of sales	67,909	63,745	72,403	93,964	141,392
Gross profit	20,980	21,468	27,227	39,116	58,738
Operating expenses:
Store operating	16,887	15,223	16,677	24,382	37,512
General and administrative	6,803	4,709	6,876	8,372	10,033
Preopening	260	113	1,065	2,095	2,923
Income (loss) from operations	(2,970)	1,423	2,609	4,267	8,270
Other income	—	—	—	8,410 (2)	—
Interest income (expense), net	(153)	(109)	(177)	(4)	439
Income (loss) before income taxes	(3,123)	1,314	2,432	12,673	8,709
Income tax (expense) benefit	—	—	5,145 (3)	(5,135)	(3,443)
Net income (loss)	(3,123)	1,314	7,577	7,538	5,266
Less preferred stock dividends	(7,546)	(3,169)	(3,430)	(3,696)	(1,721)
Net income (loss) applicable to common shareholders	$(10,669)	$(1,855)	$4,147	$3,842	$3,545
Net income (loss) per share:
Basic	$(6.03)	$(1.03)	$2.29	$2.06	$0.51
Diluted	$(6.03)	$(1.03)	$0.99	$0.98	$0.47
Weighted average basic shares outstanding	1,771	1,800	1,814	1,866	6,993
Weighted average diluted shares outstanding	1,771	1,800	7,691	7,721	7,542
Pro forma net income per share (unaudited)(4)
Pro forma net income				$2,504	$5,266
Pro-forma net income per share:
Basic				$0.24	$0.49
Diluted				$0.23	$0.47
Pro-forma weighted average shares outstanding:
Basic				10,618	10,648
Diluted				10,721	11,197

	Fiscal Year Ended(1)
	March 2, 2002	March 1, 2003	February 28, 2004	February 26, 2005	February 25, 2006
	($ in thousands)
Balance Sheet Data
Cash and cash equivalents	$344	$4,173	$4,943	$3,245	$11,075
Inventories, net	19,292	15,274	25,564	30,415	45,278
Total assets	34,323	31,742	51,527	65,137	106,547
Accounts payable	10,516	8,201	16,568	15,826	23,224
Borrowings under the credit agreement	267	—	—	—	—
Redeemable convertible preferred stock	30,293	30,900	30,900	30,900	—
Accumulated, undeclared preferred stock dividends	7,546	10,715	14,145	17,841	—
Total shareholders’ equity (deficit)	(23,986)	(26,378)	(21,917)	(17,936)	54,693
Other Financial Data
Gross profit as a percentage of net sales	23.6%	25.2%	27.3%	29.4%	29.3%
Adjusted EBITDA(5)	$(334)	$3,821	$5,010	$7,496	$13,409
Store Data
Comparable store sales increase (decrease)(6)	0.1%	(2.4)%	5.6%	6.7%	7.3%
Number of stores at end of period	20	20	24	34	50
Selling square feet at end of period(7)	328,257	328,257	382,169	516,551	738,615
Average inventory per store(8)	$925	$870	$863	$872	$893

(1)      Our fiscal year ends on the Saturday closest to the end of February, resulting in fiscal years of 52 or 53 weeks in length. Fiscal 2002, 2003, 2004, 2005 and 2006 represent the fiscal years ended March 2, 2002, March 1, 2003, February 28, 2004, February 26, 2005 and February 25, 2006. Based on this schedule, all fiscal years presented were 52-week years. Fiscal 2007, ending March 3, 2007, will be a 53-week fiscal year.

(2)      Represents the gain realized on the sale of our equity investment in Golf Town Canada Inc. See “Business—Golf Town Canada” elsewhere in this Report for more information.

(3)      The income tax benefit in fiscal 2004 is due to the reversal of an income tax valuation allowance against our net deferred tax assets generated in prior fiscal years, partially offset by the fiscal 2004 income tax provision. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and the “Notes to Financial Statements” elsewhere in this Report for more information.

(4)      Pro-forma net income per share is presented as if our IPO had occurred immediately prior to the beginning of each of fiscal 2005 and fiscal 2006, including a significant increase in common shares outstanding, the conversion of our preferred stock into shares of common stock, and the elimination of the accrual of preferred stock dividends. In addition, pro forma net income per share for fiscal 2005 excludes the non-recurring after-tax gain of $5.0 million realized on the sale of our equity investment in Golf Town Canada Inc. stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

We believe pro forma net income and pro forma net income per share is useful to an investor in evaluating our financial results because it helps investors more meaningfully evaluate and compare the net financial results from period to period by removing the impact of completing our IPO in the second quarter of fiscal 2006 and the non-recurring gain recorded in fiscal 2005.

Pro forma net income per share is considered a financial measure that does not comply with GAAP and is not in accordance with, or preferable to the ratio determined in accordance with GAAP. Pro forma net income per share is intended to be a supplement to, but not a substitute for, financial information prepared in accordance with GAAP. Further, pro forma net income per share, as we define it, may not be comparable to a similarly titled measure used by other companies. The most directly comparable GAAP financial measure to pro forma net income per share is net income applicable to common shareholders. The most directly comparable GAAP financial measure to pro forma net income is net income applicable to common shareholders.

The following table presents a reconciliation of the numerator and denominator used in the calculation of pro forma net income per share:

	Fiscal Year Ended
	February 26, 2005	February 25, 2006
	(In thousands)
Net income applicable to common shareholders	$3,842	$3,545
Adjusted for:
Gain on sale of Golf Town Canada Inc. stock, net of tax	(5,034)	—
Preferred stock dividends	3,696	1,721
Pro forma net income	$2,504	$5,266
Basic
Weighted average basic shares outstanding	1,866	6,993
Adjusted for:
Weighted average additional shares issued upon conversion of preferred stock to common	5,752	2,402
Weighted average additional shares issued in IPO	3,000	1,253
Pro forma weighted average basic shares outstanding	10,618	10,648
Diluted
Weighted average diluted shares outstanding	7,721	7,542
Adjusted for:
Weighted average additional shares issued upon conversion of preferred stock to common	—	2,402
Weighted average additional shares issued in IPO	3,000	1,253
Pro forma weighted average diluted shares outstanding	10,721	11,197

(5)      Adjusted EBITDA consists of net income (loss), before the effect of net interest expense or income, income tax expense or benefit, non-operating income and depreciation and amortization. This term, as we define it, may not be comparable to a similarly titled measure used by other companies and is not a measure of performance presented in accordance with GAAP. We use Adjusted EBITDA as a measure of operating performance, but we do not use it as a measure of liquidity. Adjusted EBITDA should not be used as a measure of liquidity or considered as a substitute for net income (loss), net cash provided by or used in operations, or other financial data prepared in accordance with GAAP.

We believe Adjusted EBITDA is useful to an investor in evaluating our operating performance because:

•   it measures our operating performance without regard to items such as depreciation and amortization, which can vary depending upon accounting methods, the book value of assets, and the method by which assets were acquired;

•   it helps investors more meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our capital structure, primarily net interest expense from our credit facility, and our non-operating income; and

•   it helps investors more meaningfully evaluate and compare the results of our operations from period to period by removing the impact of income tax expense or benefit, which can vary over time based on changes in management’s estimates and assumptions related to current and future operating results, income tax rates and income tax laws.

Our management uses Adjusted EBITDA:

•   as a measurement of operating performance because it assists us in comparing our performance on a consistent basis, as it removes from our operating results the impact of:

•   our asset base, including the impact of depreciation and amortization of our assets, which can vary depending on the book value and method of acquisition of the assets;

•   income tax expense or benefit, which can vary significantly based on management’s estimates and assumptions related to current and future operating results, tax rates and regulations;

•   our capital structure, including the impact of interest expense from our credit facility and interest income on invested funds; and

•   our non-operating income; and

•   in presentations to the members of our board of directors to enable our board to have the same consistent measurement basis of operating performance used by management.

The following table provides a reconciliation of net income (loss) to Adjusted EBITDA.

	Fiscal Year Ended
	March 2, 2002	March 1, 2003	February 28, 2004	February 26, 2005	February 25, 2006
	($ in thousands)
Net income (loss)	$(3,123)	$1,314	$7,577	$7,538	$5,266
Adjusted for:
Income tax expense (benefit)	—	—	(5,145)	5,135	3,443
Interest (income) expense, net	153	109	177	4	(439)
Other income	—	—	—	(8,410)	—
Depreciation and amortization	2,636	2,398	2,401	3,229	5,139
Adjusted EBITDA	$(334)	$3,821	$5,010	$7,496	$13,409

(6)      A new or relocated store is included in the comparable store base after it has been in operation for 12 full fiscal months following the month of the store’s grand opening weekend. A store that is closed for remodel or repair is excluded from the comparable store sales calculation during the period of closure and the comparable period of the succeeding year. Sales from our eCommerce operations are not included in the comparable store sales calculation. Comparable store results for a 53-week fiscal year are presented on a 52/52 week basis.

(7)      We define selling square feet to include all space where we conduct retail activities with our customers, including the PGA services/The GolfWorks store-in-store service area, hitting nets, golf simulators and check-out areas. Selling square feet excludes our receiving and back room storage areas, management office space, employee breakrooms, restrooms and vacant space.

(8)      Average inventory per store represents the 12 fiscal month average inventory for stores open through the full fiscal year excluding our eCommerce operations. Inventory includes inventory at average cost, before adjustments for shrink, obsolescence, capitalized freight and vendor funding.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Overview

We have built our business around our “Everything for the Game.” strategy by offering our customers a broad and deep assortment of golf equipment, accessories, apparel and footwear, as well as non-commissioned sales assistance and pro shop services, all at guaranteed low prices. We carry the leading national brands in golf, including Callaway, TaylorMade, Titleist, NIKE Golf, PING, Cleveland, Cobra, Odyssey, Top Flite and Mizuno. Each of our stores employs at least one full-time PGA professional to provide our customers with specialized, value-added services. Our growth strategy entails opening new stores, increasing comparable store sales and profitability, and expanding sales in new channels.

We opened our first retail store in Bloomington, Minnesota in April 1997, creating what we believe is an exciting, interactive superstore targeting consumers of golf-related products and services. Based upon the success of our first store, we were able to raise $30.9 million of private equity financing to supplement the $1.9 million of start up capital that we had raised through a private placement financing. The additional financing provided us the capital to open six new stores in each of fiscal 1999, fiscal 2000 and fiscal 2001. Since 1997, we have expanded our store base to 59 stores in 24 states. In March 2004, we launched our eCommerce operations with our Internet site, www.GolfGalaxy.com.

On August 3, 2005, we completed an IPO of our common stock. We sold 3,000,000 shares of our common stock at an offering price of $14.00 per share resulting in gross proceeds to us of $42.0 million. After deducting the underwriting discounts and commissions, and other offering expenses, we received net proceeds from our IPO of $37.9 million. As part of the offering, all of the then outstanding preferred stock converted into 5,752,467 shares of our common stock, of which 1,542,500 were also sold in the IPO for the benefit of holders of such shares, resulting in a total offering of 4,542,500 shares. We used $19.6 million of our net proceeds to pay all of the accrued and unpaid preferred stock dividends due upon conversion of the preferred stock into shares of our common stock. The remainder was used primarily to finance capital investments in new stores and the acquisition of The GolfWorks.

In March 2006, we acquired all of the outstanding shares of The GolfWorks. The purchase price, excluding direct costs of the acquisition, consisted of $3.7 million in cash ($500,000 of which has been deposited into an indemnification escrow); 250,862 shares of our common stock valued at $4.8 million based on the average closing price of our common stock on the Nasdaq National Market during the five-day trading period beginning three trading days prior to our announcement of the acquisition; and warrants to purchase 150,000 shares of our common stock with a fair value of $1.4 million, determined using the Black-Scholes option pricing model. The warrants have an execise price of $17.94 per share and a 10-year term expiring on March 16, 2016. In addition, we assumed $5.4 million in debt from The GolfWorks. Founded in 1976, The GolfWorks is one of the golf industry’s most complete sources for golf club components, clubmaking tools and supplies, and technical information. The GolfWorks is primarily a direct marketer with product offerings that include a complete complement of proprietary clubheads , as well as a full selection of name brand shafts and grips, sold through its catalogs and its Internet site at www.GolfWorks.com. In addition, The GolfWorks manufactures a proprietary line of club components and club making tools and supplies, and assembles finished clubs for sale under Maltby, Maltby Design and other brands. The GolfWorks operates as our wholly owned subsidiary. The acquisition is being accounted for using the purchase method of accounting from the date of acquisition. Therefore, the financial statements included in this Report exclude the results of The GolfWorks for all periods presented.

Strategic Initiatives.   Over the past several years, we have focused on strategic initiatives to improve our inventory management and supply chain discipline, refine our store operating model and improve our retail site selection process. More recently, we have developed new product and service offerings, implemented new marketing strategies and channels of distribution, and greatly accelerated our retail store growth. All of these initiatives have been focused on our goals of improving our profitability and building a solid foundation for future growth.

We improved our inventory management and supply chain discipline by implementing an EDI system that enabled us to automate and accelerate our purchasing and replenishment cycle with most of our key vendors. We also refined our product assortment while focusing on improving our in-stock levels of higher-demand merchandise and analyzed and modified our store operating model to improve our store profitability. We reduced the average annual payroll per store by refining our in-store labor model, focusing particularly on store management and the staffing of our in-store services area, and revised our advertising program to improve our return on advertising expenditures. In addition, we have made significant investments in our corporate infrastructure to facilitate the future growth of our business and have assembled an executive management team with high growth retail and golf industry experience. We expect that our current infrastructure will support our accelerated store opening program, which we believe will enable us to leverage our general and administrative expenses further.

To market directly to our best customers, we launched our complimentary Advantage Club customer loyalty program in March 2003. The Advantage Club provides members with exclusive in-store events, email offers and direct mail promotions. Advantage Club membership has grown to over 900,000 members as of May 1, 2006.

In March 2004, we launched our eCommerce Internet site, www.GolfGalaxy.com, providing a new sales channel with online access for our customers, additional marketing opportunities and information for existing and new customers. Our eCommerce marketing is fully integrated with our in-store marketing plans.

A key initiative over the past two years has been to increase the visibility of our in-store PGA professionals and to expand our services offering. Each of our stores has at least one PGA professional who offers our customers lessons, and club and ball fittings. We have invested in current technology such as ball launch monitors, fitting equipment, simulators and video swing analysis to assist our PGA professionals in providing expert, value added service to our customers. In addition, we have developed and implemented a comprehensive training program for our sales associates. The training, emphasizing customer service and product knowledge, uses custom videos and printed materials for consistency across our store base.

We have continued to emphasize the growth of our pre-owned club business with the “We Take Trades!” message in all of our stores and online. Pre-owned clubs have continued to increase as a percentage of our net sales and they generally provide higher retail margins than new club sales. Clubs taken in trade help to encourage the purchase of new clubs for many of our customers. We re-sell the highest quality pre-owned clubs through our stores and our Internet site, www.GolfGalaxy.com, and sell the remainder to a third party.

We opened ten new stores during fiscal 2005 and 16 new stores during fiscal 2006, building on the improved financial performance that resulted from the initiatives described above. We used the insights we had gained from the performance of our existing store base to refine our site selection criteria to improve a new store’s anticipated economic performance. Identifying appropriate new store sites is essential to our growth strategy. Our direct-to-store distribution allows us to be opportunistic in entering new markets, unencumbered by the need to have our own distribution infrastructure. Further, we believe our flexible real estate strategy, utilizing our store prototype which generally ranges from 13,000 to 18,000 selling square feet, provides us with increased opportunities to find optimal real estate locations at terms that meet our financial objectives. In fiscal 2007, we plan to open a total of 14 to 16 new stores, of which nine have already been opened.

In March 2006, we completed the acquisition of The GolfWorks, a leading catalog and internet retailer of golf club components, club making tools and supplies, and technical information for the do-it-yourself club builder, based in Newark, Ohio. The GolfWorks also operates in Canada through its wholly owned Canadian subsidiary, Criterion Golf Technology Inc. a/k/a The GolfWorks Canada. We intend to grow The GolfWorks brand through an expanded store-in-store service area in our stores. The service area prominently features The GolfWorks brand to highlight our technical expertise in club repair and upgrade services. The store-in-store also features a wide assortment of golf club components, tools, shafts and grips for customers interested in building or servicing their own equipment. We believe The GolfWorks brand provides another opportunity to differentiate us from our retail competitors. We have included The GolfWorks store-in-store in all of our new stores opened since October 2005, and retrofitted 13 existing stores through May 1, 2006. We plan to retrofit our remaining stores in the second half of fiscal 2007.

The acquisition of The GolfWorks also increases our capabilities in the direct to consumer channel. The GolfWorks facilities include a contact center; distribution center; research, design and assembly facilities, and a school for club builders. All of these operations are located in Newark, Ohio, just outside of Columbus. In April 2006, we combined our Golf Galaxy customer contact center with The GolfWorks contact center to create a more efficient and lower-cost operation.

Key Financial Measures.   We measure our total company performance using the following key operating statistics: comparable store sales, comparable store gross profit, gross profit as a percentage of net sales and store operating expenses as a percentage of net sales. We also track total store contribution, which is calculated by deducting our total store operating expenses from our total gross profit, and total store contribution margin, which is total store contribution expressed as a percentage of total net sales. The total store contribution margin measures the overall profitability of our retail operations, before deducting corporate overhead expenses.

We also measure general and administrative expenses, in absolute dollars and as a percentage of net sales, in an effort to track our success in achieving operating leverage by growing the profitability of our store base faster than the growth in our general and administrative expenses. Finally, we measure income from operations in order to determine our overall operating profitability after deducting the costs of corporate overhead.

At the store level, we measure net sales, gross profit as a percentage of net sales and store contribution, which we use to evaluate the profitability of each store before deducting corporate overhead expenses. We focus on managing controllable expenses at the store level such as payroll and supplies expenses in an effort to promote efficient store operations. We also measure in-store traffic levels, average sales dollars per transaction, items per transaction and close rate (i.e., the percentage of our store visitors who make a purchase) at each store in order to measure the effectiveness of our sales techniques in each store.

We believe that increased purchasing volumes resulting from our projected growth will enable us to improve our gross profit as a percentage of net sales through purchasing leverage and achieving greater vendor support throughout our supply chain. Our gross profit as a percentage of net sales also is influenced by the relative mix of merchandise in our total sales. As we continue sales and store growth, a number of other factors may impact, positively or negatively, our gross profit as a percentage of net sales, including:

•       the introduction of new products;

•       changes in our merchandise and services mix;

•       changes in the geographic mix of our stores;

•       price competition; and

•       the effectiveness of our inventory management.

The most significant store operating expenses are store associate payroll and related employee benefits, advertising and depreciation. We believe that a combination of increased sales volume and improved labor management disciplines within our stores will allow us to better leverage payroll expenses over time. Our store employees are compensated on a non-commissioned basis, which affords us the opportunity to benefit from the leverage associated with growing store sales at a rate faster than the growth in store payroll, which is largely fixed. We also monitor advertising costs as a percentage of net sales. These costs are largely variable which allows us to direct and control them to facilitate achieving our store sales, gross profit rate and store contribution objectives.

We also focus on our balance sheet disciplines by measuring the amount of capital invested in our retail locations, including inventory and property and equipment. We measure inventory efficiency by analyzing the average inventory per store and inventory turns, or the number of times store inventory turns over in a given period. Inventory turns are based on the cost of sales and the trailing thirteen fiscal month average inventory for the applicable period. In merchandise categories that experience slower inventory turns, we continue to work with vendors to increase our trade credit terms to reduce our investment in owned inventory. We also measure the amounts of owned inventory in an effort to reduce the amount of working capital invested in our stores.

We make our most significant investments in property and equipment at the time we open a store. We make a decision on whether or not to open a new store by analyzing the store’s projected return compared with the initial investment required. We gather market and store-specific performance data for each location from a combination of internal and external sources and use that data to project the anticipated return on investment for the proposed store. We then compare the projected return on investment to our pre-determined return on investment criteria in order to make our decision on whether or not to proceed with a proposed store location. Once a store has opened, we measure each store’s ongoing return on invested capital to ensure that each store is generating acceptable returns on the working capital and fixed capital invested in each store.

Factors affecting comparability.   Set forth below are selected factors that we believe have had, or are expected to have, a significant effect on the comparability of recent or future results of operations:

Impact of Income Tax Valuation Allowance.

In the period from our inception through fiscal 2002, we incurred significant operating losses that resulted in a net operating loss carryforward for tax purposes and net deferred tax assets. Through fiscal 2003, we provided a 100% valuation allowance for all net deferred tax assets due to uncertainty regarding our ability to utilize the tax assets in future periods.

In fiscal 2004, we determined it was more likely than not that the deferred tax assets would be fully utilized. As a result, in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, all of the valuation allowance applied to net deferred tax assets was reversed during the year ended February 28, 2004. Reversal of the valuation allowance resulted in a non-cash income tax benefit totaling $6.2 million, which accounted for 82% of our net income of $7.6 million for fiscal 2004.

Non-Operating Income from Sale of Golf Town Canada Stock.

Other income for the year ended February 26, 2005 represents an $8.4 million non-recurring pre-tax gain from the sale of our equity investment in Golf Town Canada Inc.

Stock Option Expense.

In December 2004, the Financial Accounting Standards Board (FASB) issued a revision to SFAS No. 123, Accounting for Stock-Based Compensation, which requires the calculation of the fair value of stock-based compensation, estimation of future forfeitures and income taxes, and recognition of the fair value as a non-cash expense over the vesting period of the underlying instruments. SFAS No. 123(R), Share-Based Payment, eliminates the ability to account for stock-based compensation transactions using the footnote disclosure-only provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead requires that such transactions be recognized and reflected in our financial statements using a fair-value-based method.

Effective February 26, 2006, under SFAS No. 123(R), we are recognizing an expense for compensation costs related to stock-based payment arrangements, including stock options. Through fiscal 2006, we accounted for stock-based payments using APB Opinion No. 25’s intrinsic value method and, as such, we recognized no compensation cost for stock options issued at fair market value. Accordingly, the adoption of SFAS No. 123(R)’s fair-value-based method will have a significant adverse impact on our results of operations, although it will have no impact on our overall cash flow. We expect to incur approximately $1.1 million, net of tax, in non-cash stock-based compensation expense during fiscal 2007. The amount of compensation expense recognized depends on numerous factors and estimates, including the number and vesting period of option grants, the publicly traded price of the common stock, estimated volatility of the stock price, estimates of the timing and volume of exercises and forfeitures of the options and fluctuations in future interest and income tax rates.

Effects of Initial Public Offering.

In the second quarter of fiscal 2006, we completed our IPO of common stock (see “Overview” and “Liquidity and Financial Resources” elsewhere in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations’’). As part of the IPO, we issued 3,000,000 shares of common stock and received net proceeds of $37.9 million. Also, all of our then-outstanding convertible preferred stock, which was not included in shareholders’ equity in our balance sheet, converted to 5,752,467 shares of common stock, of which a portion was sold in the IPO, and accrued dividends aggregating $19.6 million were paid from our net proceeds from the IPO. The immediate result of the IPO was a significant increase in cash and shareholders’ equity on the balance sheet, and the elimination of the accrual of dividends on the preferred stock. In addition, common stock outstanding increased significantly because of the conversion of the preferred stock and issuance of common shares. As a result, the basis for the calculation of net income per share on both a basic and diluted basis has changed significantly. We illustrate the pro forma effect of these changes in footnote 4 to the table in “Selected Financial Information.’’

Public Company Expense.

Upon consummation of our IPO, we became a public company and our shares of common stock began trading on the Nasdaq National Market. As a result, we are now subject to certain laws, regulations and requirements that were not required as a private company, including certain provisions of the Sarbanes-Oxley Act of 2002, related regulations of the SEC and the requirements of the Nasdaq National Market. Compliance with the requirements of being a public company has required us to increase our general and administrative expenses in order to pay our employees, legal counsel, accountants and service providers to assist us in, among other things, instituting and monitoring a more comprehensive compliance and board governance function, documenting and testing our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, and preparing and distributing periodic reports in compliance with our obligations under the federal securities laws. In addition, the IPO has increased our cost of director and officer liability insurance. We estimate our annual incremental cost of being a public company was $460,000 in fiscal 2006 and will be $1.3 million in fiscal 2007.

The GolfWorks Acquisition.

In March 2006, The GolfWorks became our wholly-owned subsidiary. The operating results of The GolfWorks from the date of acquisition, after eliminating inter-company activity and balances, will be included as part of our consolidated financial results beginning with the first quarter of fiscal 2007. As a result, net sales and operating expenses will be higher in comparison to prior reported periods, and certain measurements as a percentage of net sales may vary.  Net sales for The GolfWorks for the fiscal year ended December 31, 2005 were $24.5 million.

The application of the purchase method of accounting requires the purchase price to be allocated to the assets and liabilities of an acquired company based on their estimated fair values. As a result, the assets and liabilities of the consolidated company will increase in comparison to prior years and may include certain assets and liabilities that could affect net income in the future. We anticipate that net income will be affected in future periods for the amortization of intangible and long-lived assets acquired in our acquisition of The GolfWorks. We are currently evaluating the estimated fair market value of the acquired assets and liabilities and cannot reasonably estimate the results of the purchase accounting adjustments at this time.

Fiscal Year.   Our fiscal year ends on the Saturday closest to the end of February, resulting in fiscal years of 52 or 53 weeks in length. Fiscal 2004, 2005 and 2006 represent the 52-week periods ended February 28, 2004, February 26, 2005 and February 25, 2006, respectively. Fiscal 2007, ending March 3, 2007, will be a 53-week fiscal year.

Results of Operations

The following table presents selected items in our statements of operations as a percentage of net sales for each of the last three fiscal years.

Fiscal Year	2004	2005	2006
Net sales	100.0%	100.0%	100.0%
Cost of sales	72.7%	70.6%	70.7%
Gross profit	27.3%	29.4%	29.3%
Store operating expenses	16.7%	18.3%	18.7%
General and administrative expenses	6.9%	6.3%	5.0%
Preopening expenses	1.1%	1.6%	1.5%
Income from operations	2.6%	3.2%	4.1%
Other income	—	6.3%	—
Interest (expense) income, net	(0.2)%	—	0.2%
Income before income taxes	2.4%	9.5%	4.3%
Income tax benefit (expense)	5.2%	(3.8)%	(1.7)%
Net income	7.6%	5.7%	2.6%
Pro-forma net income(1)		1.9%	2.6%

(1)                Pro-forma net income as a percentage of net sales is presented as if our IPO had occurred immediately prior to the beginning of each of fiscal 2005 and fiscal 2006. In addition, pro-forma net income as a percentage of net sales for fiscal 2005 excludes the non-recurring after-tax gain of $5.0 million realized on the sale of our equity investment in Golf Town Canada Inc. stock. See footnote 4 to the table in “Selected Financial Information’’ for a reconciliation of pro forma net income to net income applicable to common shareholders.

Net sales consist of sales, net of returns, from comparable stores and new stores, as well as sales from our eCommerce operations, which we launched in March 2004. A store is included in comparable store results after it has been in operation for 12 full fiscal months following the month of the store’s grand opening weekend, typically a store’s 13th full month of operations. Sales from our eCommerce operations are not included in comparable store results. New store sales include all sales from stores that have not yet become comparable stores.

Cost of sales includes the cost of merchandise sold net of certain vendor allowances, direct costs of services, freight, inventory shrinkage, other inventory valuation adjustments and store occupancy costs. Vendor allowances include promotional support, rebates and volume discounts. Store occupancy costs include rent, real estate taxes and common area maintenance charges.

Store operating expenses primarily include store associate payroll and related employee benefits, advertising and depreciation. Store operating expenses also include maintenance, utilities, insurance, bank and credit card charges, other store level expenses, as well as expenses associated with the operation of our eCommerce Internet site.

General and administrative expenses include all expenses associated with operating our corporate headquarters.

Preopening expenses consist primarily of occupancy, payroll, recruiting and other costs incurred prior to a new store opening as well as incremental advertising in conjunction with the store opening.

Fiscal Year Ended February 25, 2006 (52 weeks) compared with Fiscal Year Ended February 26, 2005 (52 weeks)

Net Sales.   Net sales increased by $67.0 million, or 50.3%, to $200.1 million for fiscal 2006 from $133.1 million for fiscal 2005. The increase in net sales resulted primarily from $54.8 million in net sales from new stores opened during fiscal 2006 or fiscal 2005, before becoming comparable stores, and a comparable store sales gain of $9.2 million, or 7.3%. The comparable store sales gain was primarily attributable to increased sales of clubs, which was driven by several new product introductions. An increased merchandising focus on sales of golf balls and apparel, as well as improvements in retail training and expanded direct marketing, also contributed to the comparable store sales gain.

Gross Profit.   Gross profit increased by $19.6 million, or 50.1%, to $58.7 million for fiscal 2006 from $39.1 million for fiscal 2005. Our gross profit rate decreased by 0.1% of net sales to 29.3% of net sales for fiscal 2006, compared with 29.4% of net sales for the prior fiscal year. The modest decline in our gross profit rate was due primarily to higher freight costs and adjustments to inventory reserves, and was partially offset by higher retail margins achieved in certain categories, primarily in golf balls and services.

Store Operating Expenses.   Store operating expenses increased by $13.1 million, or 53.7%, to $37.5 million for fiscal 2006 from $24.4 million for fiscal 2005. Our store operating expenses rate increased to 18.7% of net sales for fiscal 2006, from 18.3% of net sales for the prior fiscal year. The increase in store operating expenses as a percentage of net sales was due primarily to new stores opened in the current or prior fiscal year. New stores generally have higher operating expenses as a percentage of net sales in comparison to mature stores due to the impact of a partial year of sales in the year opened and because mature stores generally have higher sales volumes.

General and Administrative Expenses.   General and administrative expenses increased by $1.6 million, or 19.0%, to $10.0 million for fiscal 2006, compared with $8.4 million for fiscal 2005. The increase was driven primarily by additional payroll to support our increasing store base and the incremental costs of operating as a public company. The general and administrative expenses rate decreased to 5.0% of net sales for fiscal 2006 from 6.3% of net sales for fiscal 2005. The reduction in the general and administrative expenses rate was due primarily to a reduction in performance-based compensation expense and leverage from net sales increasing at a faster rate than the growth of our payroll and payroll-related costs, partially offset by the impact of additional costs related to operating as a public company.

Preopening Expenses.   Preopening expenses of $2.9 million for fiscal 2006 were due to the opening of 16 new stores during that period and preparations to open 11 stores during the first quarter of fiscal 2007. Preopening expenses of $2.1 million for the prior fiscal year represented the costs related to ten new store openings during fiscal 2005 and 11 new stores opened during the first quarter of fiscal 2006.

Other income.   We recorded no other income in fiscal 2006. Other income of $8.4 million for fiscal 2005 represents the non-recurring pre-tax gain realized on the sale of our entire equity investment in Golf Town Canada Inc. See “Business—Golf Town Canada.”

Interest Income (Expense).   Net interest income was $439,000 for fiscal 2006, compared with net interest expense of $4,000 for fiscal 2005. The improvement was due primarily to interest income earned on our net proceeds from our IPO.

Income Tax Expense.   We recorded an income tax provision of $3.4 million for fiscal 2006, compared with $5.1 million for fiscal 2005. Our effective income tax rate decreased to 39.5% for fiscal 2006, down from 40.5% for fiscal 2005. The change in the effective income tax rate for fiscal 2006 was due primarily to fluctuations in the impact of state income taxes.

Net Income.   Net income was $5.3 million for fiscal 2006, compared with $7.5 million for fiscal 2005. As discussed above, net income for fiscal 2005 included the $5.0 million after-tax gain on the sale of our equity investment in Golf Town Canada Inc. stock. Excluding the impact of the non-recurring gain, net income in fiscal 2005 would have been $2.5 million. For a reconciliation of net income, excluding the effect of non-recurring items to net income, see “Fiscal Year Ended February 25, 2005 (52 weeks) compared with Fiscal Year Ended February 28, 2004 (52 weeks)-Net Income,” below.

Fiscal Year Ended February 26, 2005 (52 weeks) compared with Fiscal Year Ended February 28, 2004 (52 weeks)

Net Sales.   Net sales increased by $33.5 million, or 33.6%, to $133.1 million for fiscal 2005 from $99.6 million for fiscal 2004. The increase in net sales resulted primarily from $25.5 million in net sales from new stores opened during fiscal 2005 or fiscal 2004, before becoming comparable stores, and an increase in comparable store sales of $6.5 million, or 6.7%. The increase in comparable store sales was primarily attributable to increased sales of clubs, apparel and golf balls due principally to new product introductions in each of these product groups, improvements in retail training, and expanded targeted marketing.

Gross Profit.   Gross profit increased by $11.9 million, or 43.8%, to $39.1 million for fiscal 2005 from $27.2 million for fiscal 2004. The gross profit rate increased by 2.1% of net sales to 29.4% of net sales for fiscal 2005 from 27.3% of net sales for fiscal 2004. The increase was due primarily to higher margins achieved on the sales of clubs and apparel as our vendor allowances continued to increase and the increased sales in those product groups. To a lesser degree, the gross profit rate also benefited from a lower cost of services and occupancy as a percentage of net sales.

Store Operating Expenses.   Store operating expenses increased by $7.7 million, or 46.1%, to $24.4 million for fiscal 2005 from $16.7 million for fiscal 2004. The store operating expense rate increased to 18.3% of net sales for fiscal 2005 from 16.7% of net sales for 2004. The increase in store operating expenses as a percentage of net sales resulted partially from the cost of new stores opened during the fiscal year. New stores generally have higher operating expenses as a percentage of net sales in comparison to mature stores due to the impact of a partial year of sales and because mature stores generally have higher sales volumes. The store operating expense rate also reflected a higher level of advertising to establish our new markets and increased promotional spending overall.

General and Administrative Expenses.   General and administrative expenses increased by $1.5 million, or 21.7%, to $8.4 million for fiscal 2005 from $6.9 million for fiscal 2004. The increase was principally due to $1.1 million in additional payroll expense at our corporate headquarters primarily associated with an accrual for performance-based bonuses and additional personnel to support our store expansion. The general and administrative expense rate decreased to 6.3% of net sales for fiscal 2005 from 6.9% of net sales for fiscal 2004. The reduction in the general and administrative expense rate is primarily attributable to a reduction in payroll expenses as a percentage of net sales.

Preopening Expenses.   Preopening expenses of $2.1 million for fiscal 2005 were due to the ten stores opened in that period and stores to be opened in the first quarter of fiscal 2006. Preopening expenses of $1.1 million for fiscal 2004 represented the costs of opening four stores in that period and costs related to stores opened in the first quarter of fiscal 2005.

Other Income.   Other income of $8.4 million represents the pre-tax gain realized on the sale of our entire equity investment in Golf Town Canada Inc. See “Business—Golf Town Canada.”

Interest (Expense) Income.   Net interest expense was $4,000 for fiscal 2005, compared with $177,000 for fiscal 2004. The decrease was attributable primarily to our positive cash position through fiscal 2005, resulting in interest income substantially offsetting the minimal interest expense and costs of maintaining a revolving credit facility during the period.

Income Tax Benefit (Expense).   We recorded an income tax provision of $5.1 million for fiscal 2005, compared to an income tax benefit of $5.1 million for fiscal 2004. The income tax expense for fiscal 2005 represents our estimated effective federal and state income tax rates applied to income before income taxes. The income tax benefit for fiscal 2004 consisted of an income tax provision of $1.1 million offset by a $6.2 million income tax benefit from the reversal of a previously established valuation allowance. Prior to the fourth quarter of fiscal 2004, all of our deferred tax assets were fully reserved and not presented on the balance sheet due to uncertainty regarding our ability to utilize the deferred tax assets in future periods. During the fourth quarter of fiscal 2004, we determined it was more likely than not that the deferred tax assets would be fully realized.

Net Income.   Net income was $7.5 million for fiscal 2005, compared with $7.6 million for fiscal 2004. As discussed above, net income for fiscal 2005 included the non-recurring gain on the sale of our Golf Town Canada Inc. stock, which increased net income by $5.0 million, after taxes. In addition, net income for fiscal 2004 included the $6.2 million reversal of a previously established income tax valuation allowance. Exclusive of these items, net income would have been $2.5 million for fiscal 2005 and $1.4 million for fiscal 2004.

Net income, excluding the effect of non-recurring items, represents net income for each of fiscal 2005 and fiscal 2004, without the impact of the sale in fiscal 2005 of our equity investment in Golf Town Canada Inc. and the one-time reversal of the valuation allowance against our net deferred tax assets in fiscal 2004, net of taxes. This term, as we define it, is not a measure of performance presented in accordance with GAAP. We use net income, excluding the effect of non-recurring items, as a supplement, but not as a substitute for net income or other financial data prepared in accordance with GAAP.

We believe that net income, excluding the effect of non-recurring items, is an important measurement of our financial results because:

•       the non-recurring items in fiscal 2005 and fiscal 2004 make net income for those years difficult to compare relative to results for prior years; and

•       the non-recurring items might cause users of our financial statements to overestimate net income results in future years if the non-recurring items are not fully considered.

Our management uses net income, excluding the effect of non-recurring items, to provide a consistent measure of profitability after taxes, excluding non-recurring, non-operating factors.

The following table provides a reconciliation of net income, as reported, to net income, excluding the effect of non-recurring items ($ in millions):

	Fiscal Year
	2004	2005
Net income, as reported	$7.6	$7.5
Less: Other income, net of tax(1)	—	(5.0)
Less: reversal of valuation allowances against deferred tax assets(2)	(6.2)	—
Net income, excluding the effect of non-recurring items	$1.4	$2.5

(1)      Other income of $5.0 million represents the after-tax gain realized on the sale of our equity investment in Golf Town Canada Inc.

(2)      In fiscal 2004, we reversed a valuation allowance of $6.2 million against our deferred tax assets because management determined it was more likely than not that the deferred tax assets would be fully realized.

Liquidity and Capital Resources

Summary

Our primary capital requirements are related to the growth of the business. New stores require capital for inventory, capital expenditures, such as tenant improvements and fixtures, and preopening expenses. In addition, capital may be required for strategic growth opportunities, such as the acquisition of The GolfWorks in the first quarter of fiscal 2007, and to remodel existing stores to updated formats. Periodically, capital resources may be needed for systems or facility improvements to support our growth. Sources of capital to fund our growth have included proceeds from our equity financings, cash generated from operations and cash proceeds from the sale of our Golf Town Canada Inc. stock.

Our working capital liquidity needs change significantly from quarter to quarter due to the impact of seasonality, the timing of new store openings and the timing of inventory purchases. Our primary source of working capital liquidity is cash provided by operations. We also have available borrowing capacity under our revolving credit facility, if needed.

We ended fiscal 2006 with $11.1 million in cash and cash equivalents, an increase from $3.2 million at the end of fiscal 2005. Working capital, the excess of current assets over current liabilities, increased to $26.4 million at the end of fiscal 2006, compared with $13.1 million at the end of fiscal 2005. We completed the IPO of our common stock on August 3, 2005, selling 3,000,000 shares at an offering price of $14.00 per share which resulted in gross proceeds to us of $42.0 million. After deducting the underwriting discounts and commissions, and other offering expenses, we received net proceeds of $37.9 million, of which $19.6 million was immediately used to pay accumulated and outstanding dividends to the holders of our then outstanding preferred stock. As part of our IPO, all of the outstanding preferred shares were converted into 5,752,467 shares of common stock, of which 1,542,500 were sold as part of the offering.

Cash Flows

Operating Activities.   Net cash provided by operating activities was $5.6 million, $1.2 million and $4.8 million in fiscal 2006, 2005 and 2004, respectively. Working capital used for inventory, net of related accounts payable, utilized $7.5 million, $5.6 million and $1.9 million, respectively, of cash generated from operations in these periods. Net inventory requirements increased as we added 16, 10 and four new stores, respectively, in these years.

Investing Activities.   Net cash used in investing activities was $16.2 million, $2.9 million and $4.1million in fiscal 2006, 2005 and 2004, respectively. Capital expenditures for new stores, including the purchase of leaseholds, fixtures and operating equipment, utilized $16.2 million, $11.4 million and $4.1 million, respectively, in these periods as we opened 16, 10 and four new stores, respectively, in these periods. Capital expenditures in fiscal 2005 were substantially offset by $8.4 million in cash proceeds from the sale of our Golf Town Canada Inc. stock.

Financing Activities.   Net cash provided by financing activities was $18.5 million in fiscal 2006, resulting from net proceeds from our IPO after issuance costs and the payment of accumulated dividends to the holders of our then-outstanding preferred stock. There was no significant cash provided by, or used in, financing activities in fiscal 2005 or 2004.

Sources of Liquidity.   In addition to cash provided by operations, we maintain a revolving credit facility as an additional source of short-term liquidity and working capital, if needed. The credit facility has a term ending October 2008 and provides for revolving loans in the aggregate of up to $15.0 million, of which up to $5.0 million may be in the form of letters of credit. At our option, the credit facility can be expanded to $20.0 million. Borrowings under the credit facility are secured by our inventories, accounts receivable, and financial and intangible assets. Availability under the credit facility is calculated on the basis of eligible inventory and accounts receivable, net of specified reserves, and less any outstanding letters of credit. Interest on any outstanding indebtedness under our credit facility accrues at the prime lending rate or an adjusted LIBOR as defined in the agreement for the credit facility. There were no outstanding borrowings on our credit facility as of February 25, 2006 or February 26, 2005.

Capital Resources

Our future capital requirements will primarily depend on the number and timing of new stores opened and capital needed for strategic growth opportunities, such as the acquisition of The GolfWorks in the first quarter of fiscal 2007. In fiscal 2007, we expect our capital expenditures to be approximately $18 million to $21 million, the majority of which will be used for  planned store openings in fiscal 2007 and the first quarter of fiscal 2008. The acquisition of The GolfWorks was financed through a combination of cash from the IPO, common stock and warrants to purchase common stock. In addition, we assumed approximately $5.4 million of existing debt from The GolfWorks, which we refinanced with our remaining available cash and short-term borrowings under our revolving credit facility. In addition, the growth of our business may also require additional capital investments in our infrastructure to support a larger store base. Additional capital may also be needed in the future to remodel or relocate existing stores. Based on our current plans, we expect to fund our capital requirements through cash provided by operations, our revolving credit facility and the proceeds of this offering.

Impact of Inflation and Changing Prices

The impact of inflation and changing prices has not been material to our results of operations in any of the last three fiscal years. We cannot assure you that inflation will not have an adverse impact on our operating results and financial condition in future periods.

Off-Balance-Sheet Arrangements and Contractual Obligations

We lease our retail store locations, office space and certain office equipment primarily through operating leases and, to a much lesser degree, capital leases for certain technology equipment. Our liquidity is not dependent on the use of off-balance sheet financing arrangements other than in connection with our operating leases.

Contractual Obligations

The following table contains supplemental information regarding our total contractual obligations as of February 25, 2006.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Capital Lease Obligations	$70	$32	$37	$1	$—
Operating Lease Obligations(1)	140,258	15,340	32,932	28,799	63,187
Purchase Obligations(2)	24,823	24,823	—	—	—
Total	$165,151	$40,195	$32,969	$28,800	$63,187

(1)                Operating lease obligations represent future minimum lease payments associated with our retail store locations and corporate headquarters. In addition to future minimum lease payments, our store leases typically require us to pay additional costs which typically include real estate taxes, common area maintenance charges, insurance and percentage rent. The amounts in the table do not include additional costs. Additional costs represented approximately 28% of our minimum lease payments in fiscal 2006.

(2)                Our purchase obligations as of February 25, 2006 represent open purchase orders with our vendors as well as future purchase and other agreements we entered into in the normal course of business. To operate our business effectively, we provide purchase forecasts to certain vendors to obtain the appropriate quantities and mix of inventory for a selling season. We believe that certain of these commitments could be modified or cancelled without penalty, but there are currently no intentions to do so.

Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with GAAP. In connection with the preparation of the financial statements, we are required to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, net sales, cost of sales, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that we believe to be relevant at the time our financial statements are prepared. On a regular basis, we review our accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note 2 of “Notes to Financial Statements” included elsewhere in this Report. We believe that the following accounting policies involve our more significant judgments and estimates used in the preparation of our financial statements and are the most critical to aid in fully understanding and evaluating our reported financial results. Management has reviewed these critical accounting policies and related disclosures with the Audit Committee of our Board of Directors.

Inventory Valuation.   We maintain inventory at the lower of cost or market. We reduce inventory costs for vendor allowances, such as rebates, volume allowances and vendor marketing funds. Inventory valuation reserves are established based primarily on forecasted consumer demand, inventory aging and obsolescence. If our estimates regarding consumer demand are inaccurate or other changes impact demand for certain products in an unforeseen manner, we may be exposed to losses in excess of our established reserves that could be material.

We also establish reserves for inventory shrinkage. Physical inventory counts are taken semi-annually to ensure the amounts reflected in our financial statements are properly stated. During the interim period between physical inventory counts, we accrue for anticipated physical inventory losses on a location-by-location basis, based on a number of factors, including historical results. If our estimates regarding inventory losses are inaccurate, we may be exposed to losses in excess of our established reserves that could be material.

Insurance.   We retain a portion of the risk related to certain general liability, workers’ compensation, property loss and our portion of employee-related health care benefits. Liabilities associated with these risks are recorded at our estimate of their ultimate cost based on claims filed and estimates of claims incurred but not yet reported. Our estimate of claims incurred but not yet reported is based upon analysis of historical data and insurance industry trends. Our reserves for such claims are based on estimates and the ultimate costs may differ from the amounts accrued.

Valuation of Long-Lived Assets.   Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by these assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Our impairment loss calculation contains uncertainty because management must estimate future cash provided by operations and use judgment to forecast estimated fair values and to determine the useful lives of the assets. If actual results are not consistent with our assumptions and estimates regarding these factors, we may be exposed to losses that could be material.

Costs Associated with Exit Activities.   We are not aware of any events or changes in circumstances at this time that would indicate to us that we need to consider closing any of our existing stores. However, if events or changes in circumstances indicated that we need to close a store prior to the expiration of the related lease, we would record an expense for the difference between our future remaining lease payments and related costs (e.g., real estate taxes and common area maintenance) from the date of closure through the end of the remaining lease term, net of expected future sublease rental income. The calculation of a location closing liability would require us to make assumptions and to apply judgment regarding the timing and duration of future vacancy periods, the amount and timing of future lump sum settlement payments and the amount and timing of potential future sublease income.

When making these assumptions, we consider a number of factors, including historical settlement experience, the owner of the property, the location and condition of the property, the terms of the underlying lease, the specific marketplace demand and general economic conditions. If actual results are not consistent with our assumptions and judgments, we may be exposed to additional charges that could be material.

Income Taxes.   We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes which prescribes the use of the asset and liability method to compute the differences between the tax bases of assets and liabilities and the related financial amounts, using currently enacted tax laws. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. Realization of the deferred tax assets, net of deferred tax liabilities, is principally dependent upon achievement of projected future taxable income offset by deferred tax liabilities. We exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to examination by tax authorities in the ordinary course of business. We periodically assess the likelihood of adverse outcomes resulting from these examinations to determine the impact on our deferred taxes and income tax liabilities and the adequacy of our provision for income taxes. Changes in income tax legislation, statutory income tax rates, or future taxable income levels, among other things, could materially impact our valuation of income tax assets and liabilities and could cause our income tax provision to vary significantly among financial reporting periods.

Prior to fiscal 2004, we had provided a valuation allowance for all net deferred tax assets. Because we achieved our second consecutive year of pre-tax book income in fiscal 2004 and expected to be profitable in future years, we concluded that it was more likely than not that all of our net deferred tax assets would be realized. As a result, in accordance with SFAS No. 109, the valuation allowance applied to such net deferred tax assets of $6.2 million at March 1, 2003, was reversed during the fourth quarter of fiscal 2004.

Vendor Allowances.   We receive allowances from certain vendors in various forms including promotional support, rebates and volume discounts. We establish a receivable for the vendor allowance that is earned but not yet received from our vendors. This receivable is based on provisions of the programs in place, and is computed by estimating the point at which we have completed our performance under the programs and the amount is earned. We use projected purchase volumes to estimate the amount earned, validate those projections based on actual purchase trends and apply those rates to actual purchase volumes to determine the receivable from the vendor. If actual results are not consistent with the assumptions and estimates used, we could be exposed to additional adjustments that could positively or negatively impact gross profit and inventory.

In 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received From a Vendor (EITF No. 02-16). Effective for agreements entered into after December 31, 2002, EITF No. 02-16 directs that consideration received from a vendor is presumed to be a reduction in the cost of inventory purchased and is recognized as a reduction of cost of sales when the related inventory is sold. Vendor allowances received as a reimbursement for specific, incremental and identifiable costs incurred to promote a vendor’s products are recorded as a reduction in advertising expense.

Impact of Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised), Share-Based Payment (SFAS No. 123(R)). SFAS No. 123(R) which requires compensation expense to be measured based on the grant-date fair value of the award and recognized over the requisite service period for awards that vest. SFAS No. 123(R) also requires a change in the classification of the benefits of tax deductions in excess of recognized compensation cost from our operating cash flow to a financing cash flow in periods after adoption. We adopted SFAS No. 123(R) effective February 26, 2006. Pursuant to the transition requirements of SFAS No. 123(R) for a newly public entity, we are applying the modified prospective method only to unvested awards that were granted on or after we became a public entity. The unrecognized compensation cost relating to those awards will be recognized in our financial statements over the remaining requisite service period subsequent to our adoption of SFAS No. 123(R). We will apply the prospective transition method to unvested awards granted prior to becoming a public company. The unrecognized compensation cost relating to those awards will continue to be recognized in our financial statements subsequent to our adoption of SFAS No. 123(R) using the intrinsic value method under APB Opinion No. 25. Accordingly, other than the stock options granted in May 2005, no compensation expense will be recognized on unvested stock options granted prior to our IPO unless such awards are subsequently modified. We expect net income for fiscal 2007 to include approximately $1.1 million, or $0.09 per diluted share, in non-cash stock-based compensation expense. The amount of compensation expense recognized depends on numerous factors and estimates, including the number and vesting period of option grants, the publicly traded price of the common stock, the estimated volatility of the stock price, estimates of the timing and volume of exercises and forfeitures of the options, and fluctuations in future interest and income tax rates.

In March 2005, the FASB issued Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations. FIN No. 47 clarifies that the term “conditional asset retirement obligation,” as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the company. FIN No. 47 was effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN No. 47 did not have an impact on our net income, cash flows or financial position.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. Rather than recognizing in net income a cumulative effect adjustment, this statement generally requires retrospective application of a change in accounting principle to prior periods’ financial statements. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2005, the EITF reached a consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination (EITF No. 05-6). EITF No. 05-6 requires leasehold improvements in operating leases that are either acquired after the beginning of the initial lease term or acquired as the result of a business combination to be amortized over the shorter of the assets’ useful life or a term that includes the original lease term plus any renewals that are reasonably assured at the date the leasehold improvements are purchased. EITF No. 05-6 was effective for reporting periods beginning after June 29, 2005. The adoption of EITF No. 05-6 did not have a material impact on our net income, cash flows or financial position.

In October 2005, the FASB issued FASB Staff Position (FSP) 13-1, Accounting for Rental Costs Incurred During a Construction Period. FSP 13-1 requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. FSP 13-1 is effective for the first reporting period beginning after December 15, 2005. We have historically expensed rental costs incurred during a construction period. Accordingly, the adoption of FSP 13-1 will not have an impact on our net income, cash flows or financial position.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

Historically, we have borrowed under our revolving credit facility for seasonal liquidity needs. We had no borrowings under the credit facility during fiscal 2006. To the extent we borrow under our revolving credit facility, which bears interest at floating rates based either on the prime rate or LIBOR, we are exposed to market risk related to changes in interest rates. At February 25, 2006 and February 26, 2005, we did not have any borrowings outstanding under our credit facility, although any borrowings would have had an interest rate of 7.5% and 5.5% per annum, respectively. As we did not have any outstanding borrowings at February 25, 2006 and February 26, 2005, there would have been no effect on our income before income taxes if interest rates were to increase by 100 basis points. We are not a party to any derivative financial instruments.

Item 8.        Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Golf Galaxy, Inc.

We have audited the accompanying balance sheets of Golf Galaxy, Inc. (the Company) as of February 25, 2006, and February 26, 2005, and the related statements of operations, shareholders’ equity (deficit), and cash flows for each of three years in the period ended February 25, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golf Galaxy, Inc. at February 25, 2006, and February 26, 2005, and the results of its operations and its cash flows for each of the three years in the period ended February 25, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP
Minneapolis, Minnesota
March 31, 2006

GOLF GALAXY, INC.
BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	February 26, 2005	February 25, 2006
Assets
Current assets:
Cash and cash equivalents	$3,245	$11,075
Accounts receivable, net of allowances of $50 and $70, respectively	3,455	4,523
Inventories, net	30,415	45,278
Deferred tax assets	2,219	2,275
Prepaid expenses and other	1,291	2,921
Total current assets	40,625	66,072
Property and equipment, net	21,832	35,218
Deferred tax assets	2,272	4,700
Other assets	408	557
Total assets	$65,137	$106,547
Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$15,826	$23,224
Accrued liabilities	11,675	16,453
Total current liabilities	27,501	39,677
Deferred rent credits and other	6,831	12,177
Commitments and contingencies (Note 11)
Redeemable convertible preferred stock, including accumulated undeclared preferred stock dividends:
Preferred Series A, par value $1.00, Authorized shares—80,000, Issued and outstanding shares—80,000 and 0, respectively	14,054	—
Preferred Series B, par value $1.00, Authorized shares—35,000, Issued and outstanding shares—35,000 and 0, respectively	5,746	—
Preferred Series C, par value $1.00, Authorized shares—100,000, Issued and outstanding shares—100,000 and 0, respectively	15,623	—
Preferred Series D, par value $1.00, Authorized shares—150,000, Issued and outstanding shares—94,000 and 0, respectively	13,318	—
	48,741	—
Shareholders’ equity (deficit):
Common stock, par value $0.01 per share:
Authorized shares—40,000,000
Issued and outstanding shares—1,883,969 and 10,671,803, respectively	19	107
Additional paid-in capital	—	68,961
Accumulated deficit	(17,955)	(14,375)
Total shareholders’ equity (deficit)	(17,936)	54,693
Total liabilities and shareholders’ equity (deficit)	$65,137	$106,547

See accompanying notes.

GOLF GALAXY, INC.
STATEMENTS OF OPERATIONS
(In Thousands, Except Share and Per Share Amounts)

	Fiscal Year Ended
	February 28, 2004	February 26, 2005	February 25, 2006
Net sales	$99,630	$133,080	$200,130
Cost of sales	72,403	93,964	141,392
Gross profit	27,227	39,116	58,738
Operating expenses:
Store operating	16,677	24,382	37,512
General and administrative	6,876	8,372	10,033
Preopening	1,065	2,095	2,923
Total operating expenses	24,618	34,849	50,468
Income from operations	2,609	4,267	8,270
Other income	—	8,410	—
Interest income (expense), net	(177)	(4)	439
Income before income taxes	2,432	12,673	8,709
Income tax (expense) benefit	5,145	(5,135)	(3,443)
Net income	7,577	7,538	5,266
Less preferred stock dividends	(3,430)	(3,696)	(1,721)
Net income applicable to common shareholders	$4,147	$3,842	3,545
Net income per share:
Basic	$2.29	$2.06	$0.51
Diluted	$0.99	$0.98	$0.47
Weighted average number of shares outstanding:
Basic	1,814,046	1,865,928	6,993,088
Diluted	7,691,169	7,721,333	7,542,385

See accompanying notes.

GOLF GALAXY, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(In Thousands, Except Share Amounts)

	Common Stock		Additional
	Shares Outstanding	Par Value	Paid-In Capital	Accumulated Deficit	Total
Balance at March 1, 2003	1,804,266	$18	$—	$(26,396)	$(26,378)
Stock options and warrants exercised	57,679	1	313	—	314
Accrual of preferred stock dividends	—	—	(313)	(3,117)	(3,430)
Net income	—	—	—	7,577	7,577
Balance at February 28, 2004	1,861,945	19	—	(21,936)	(21,917)
Unregistered sale of stock	20,000	—	126	—	126
Stock options and warrants exercised	2,024	—	13	—	13
Accrual of preferred stock dividends	—	—	(139)	(3,557)	(3,696)
Net income	—	—	—	7,538	7,538
Balance at February 26, 2005	1,883,969	19	—	(17,955)	(17,936)
Accrual of preferred stock dividends	—	—	(35)	(1,686)	(1,721)
Shares sold in initial public offering	3,000,000	30	37,873	—	37,903
Conversion of preferred stock into common stock	5,752,467	58	30,843	—	30,901
Stock options and warrants exercised	35,367	—	173	—	173
Stock-based compensation	—	—	107	—	107
Net income	—	—	—	5,266	5,266
Balance at February 25, 2006	10,671,803	$107	$68,961	$(14,375)	$54,693

See accompanying notes.

GOLF GALAXY, INC.
STATEMENTS OF CASH FLOWS
(In Thousands)

	Fiscal Year Ended
	February 28, 2004	February 26, 2005	February 25, 2006
Operating activities
Net income	$7,577	$7,538	$5,266
Adjustments to reconcile net income to net cash provided by operating activities:
Realized gain on Golf Town Canada Inc. stock	—	(8,410)	—
Depreciation and amortization	2,401	3,229	5,139
Loss on disposal of property and equipment	21	179	38
Amortization of debt issuance costs	29	20	14
Deferred income taxes	(5,340)	849	(2,484)
Stock-based compensation	198	1	107
Change in operating assets and liabilities:
Accounts receivable	(374)	(1,750)	(1,068)
Inventories	(10,290)	(4,851)	(14,863)
Prepaid expenses and other	(132)	(519)	(1,630)
Accounts payable	8,367	(742)	7,398
Accrued liabilities and other	2,319	5,623	7,667
Net cash provided by operating activities	4,776	1,167	5,584
Investing activities
Purchases of property and equipment	(4,121)	(11,364)	(16,220)
Proceeds from sale of Golf Town Canada Inc. stock	—	8,416	—
Net cash used in investing activities	(4,121)	(2,948)	(16,220)
Financing activities
Proceeds from initial public offering, net	—	—	37,903
Proceeds from the sale of unregistered stock	—	126	—
Proceeds from the exercise of stock options and warrants	115	12	125
Credit facility issuance costs	—	(55)	—
Payment of preferred stock dividends	—	—	(19,562)
Net cash (used in) provided by financing activities	115	83	18,466
Net increase (decrease) in cash and cash equivalents	770	(1,698)	7,830
Cash and cash equivalents, beginning of year	4,173	4,943	3,245
Cash and cash equivalents, end of year	$4,943	$3,245	$11,075
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$127	$2	$2
Taxes	$131	$4,268	$6,761
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment awaiting processing for payment, included in accrued liabilities	$1,329	$2,417	$4,760
Conversion of preferred stock into common stock	—	—	$30,900

See accompanying notes.

GOLF GALAXY, INC.

NOTES TO FINANCIAL STATEMENTS

1.                 Description of Business and Basis of Presentation

Golf Galaxy, Inc. (the Company), a Minnesota corporation, is a leading golf specialty retailer offering “Everything for the Game.” The Company features a distinctive combination of competitively priced merchandise from the leading national brands in golf equipment and apparel, together with expert non-commissioned sales assistance and pro shop services, all in an interactive superstore format. The Company opened its first store in April 1997 and, as of February 25, 2006, it owned and operated 50 stores in 23 states and an eCommerce Internet site. The Company’s initial growth was funded substantially through institutional preferred equity financing (see Note 9) and was replaced during fiscal 2006 by the net proceeds raised through its initial public offering (IPO) (see Note 3).

In the first quarter of fiscal 2007, the Company completed its acquisition of Ralph Maltby Enterprises, Inc. a/k/a The GolfWorks (The GolfWorks) (see Note 13). The GolfWorks will be operated as a wholly owned subsidiary of the Company. The financial statements and accompanying notes exclude the results of The GolfWorks for all periods presented.

2.                 Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Ultimate results could differ from those estimates.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to the end of February, resulting in fiscal years of 52 or 53 weeks in length. Fiscal 2004, 2005 and 2006 present the results of operations for the 52-week periods ended February 28, 2004, February 26, 2005, and February 25, 2006, respectively. Fiscal 2007 will be a 53-week period ending March 3, 2007.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of balances in bank operating accounts and short-term liquid investments with maturities of less than 90 days.

Accounts Receivable

Accounts receivable consist primarily of vendor and credit card receivables, net of an allowance for doubtful accounts. The allowance is based on historical experience and general economic and industry conditions.

Inventories

Inventories are stated at the lower of cost or estimated market value. Cost is determined by the weighted average cost method. Inventories consist of the direct cost of merchandise including freight, net of reserves for estimated shrinkage and valuation adjustments, and certain vendor discounts and allowances.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful lives. Depreciable lives range from three to ten years for fixtures and equipment and the lesser of ten years or the minimum lease term for leasehold improvements. Assets held under capital leases are included in property and equipment at the present value of the future minimum lease payments and are depreciated over the terms of the related leases. Construction in process consists of leaseholds, fixtures and equipment to be placed in service as new stores open.

The Company evaluates its long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The carrying value of long-lived assets is reviewed periodically for impairment and recoverability, including the consideration of any changes in circumstances related to the assets. The carrying value of long-lived assets is compared to the estimated future undiscounted cash flows associated with those assets. Based on the Company’s evaluation, no write-down of the carrying value of its long-lived assets was recorded during fiscal 2004, 2005 or 2006.

Other Assets

Other assets include debt issuance costs, which are amortized over the term of the debt agreement, and deposits on leased properties. As of February 26, 2005 and February 25, 2006, other assets are presented net of accumulated amortization of $5,000 and $19,000, respectively. In fiscal 2005, certain debt issuance costs were removed when they became fully amortized.

Financial Instruments

The carrying amounts for all financial instruments approximate fair value due to the short-term nature of these instruments.

Stock-Based Compensation

The Company has stock-based employee compensation plans, which are described more fully in Note 10. The Company has elected to apply the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. Accordingly, the Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the stock option exercise price and is recognized ratably over the vesting period.

Other than the stock options granted in May 2005, all stock options granted under the plans had an exercise price equal to the fair value of the common stock at the time of grant, resulting in no compensation expense recorded for the issuance of stock options.

In May 2005, the Company’s Board of Directors granted incentive stock options to purchase 138,000 shares of common stock at an exercise price of $8.00 per share based on an independently appraised value as of the most recent fiscal year-end. In addition to the Company’s financial results and growth prospects, the appraisal considered other factors, including the Company’s capital structure as a private company and the relative subordination of the common stock in relation to the preferred stock at the date of the appraisal.

Since the exercise price of the stock options granted in May 2005 was below the then-anticipated price range of the Company’s proposed IPO, the Company is recognizing compensation expense ratably over the four-year vesting period of the options based on the difference between the mid-point of the anticipated IPO price range at the time of grant and the exercise price of the options. The Company recorded pre-tax compensation expense of $107,000 during fiscal 2006 related to the stock options granted in May 2005.

The Company recorded pre-tax compensation expense of $198,000 and $1,000 in connection with the disposition of certain shares related to the exercise of certain stock options in fiscal 2004 and fiscal 2005, respectively.

If the Company had elected to apply the fair value recognition provisions under SFAS No. 123, the Company’s net income would have been adjusted to the following pro forma amounts (in thousands, except per share amounts):

	Fiscal Year Ended
	February 28, 2004	February 26, 2005	February 25, 2006
Net income applicable to common shareholders	$4,147	$3,842	$3,545
Add stock-based compensation expense, net of tax	104	1	64
Deduct total stock-based compensation determined under fair-value-based method for all awards, net of tax	(110)	(140)	(381)
Pro forma net income	$4,141	$3,703	$3,228
Net income per share:
Basic—as reported	$2.29	$2.06	$0.51
Basic—pro forma	$2.28	$1.98	$0.46
Diluted—as reported	$0.99	$0.98	$0.47
Diluted—pro forma	$0.98	$0.96	$0.43
Weighted Average Assumptions:
Risk-free interest rate	3.0%	3.4%	4.2%
Expected dividends	—	—	—
Estimated average life	6 years	6 years	5 years
Volatility	—	—	50%

The fair value of each option was estimated on the date of grant using the weighted average assumptions provided above. Prior to the Company’s IPO, fair value was estimated using the minimum value method. Subsequent to the IPO, the Company estimates the fair value of each option on the grant date using the Black-Scholes option-pricing model. Based on these assumptions, the estimated weighted average fair value of the options granted in fiscal 2004, 2005 and 2006 was $1.02, $1.14 and $6.54, respectively. Because of the limited history of market trading in the Company’s common stock, estimated volatility for the options granted after the IPO was based on an average of the volatility reported by a peer group of publicly traded companies. Options granted prior to the IPO were measured with an estimated volatility of 0%.

Revenue Recognition

The Company recognizes net sales at the time goods are delivered or services are provided to a customer, net of customer returns. Services comprised less than 4% of net sales for each year presented.

Gift Cards

Receipts from the sales of gift cards are deferred and recognized as net sales when redeemed by the customer. The Company’s gift cards do not expire; any gift card presented in-store or on the Company’s eCommerce Internet site is honored for its full remaining value. The Company regularly reviews its liability for gift card obligations considering the age, amount and activity on the outstanding cards, as well as overall redemption trends. The Company adjusts the liability when the likelihood of the gift card being redeemed by the customer is remote and determines that it does not have a legal obligation to remit the unredeemed gift cards as unclaimed property. Adjustments to the liability are included in store operating expenses and have not been material to the Company’s net income.

Customer Incentives

The Company offers certain incentives to its customers to promote additional sales. Incentives include discounts, coupons and other offers that permit a customer to receive a reduction in the price of a product or service. The incentives are not earned by the customer on the basis of previous purchases and the reduction in net sales is recognized at the time the product or service is sold.

Cost of Sales

Cost of sales includes the cost of merchandise sold net of certain vendor allowances related to advertising; freight; inventory shrinkage; store occupancy costs; customer shipping and handling charges; and direct costs related to providing services including depreciation of service equipment. Store occupancy costs include rent, real estate taxes and common area maintenance charges, and exclude store depreciation and other facility costs, which are considered to be part of store operating expenses.

Vendor Allowances

The Company receives allowances from certain vendors in various forms including promotional support, rebates and volume discounts. In 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received From a Vendor. Effective for agreements entered into after December 31, 2002, EITF Issue No. 02-16 directs that consideration received from a vendor is presumed to be a reduction in the cost of inventory purchased and is recognized as a reduction of cost of sales when the related inventory is sold. Vendor allowances received as a reimbursement for specific, incremental and identifiable costs incurred to promote a vendor’s products are recorded as a reduction in advertising expense.

Operating Leases

The Company recognizes rent expense for its store leases on a straight-line basis over the initial lease term, excluding any lease renewal option periods. Rent expense begins on the earlier of the commencement date of the lease or the date when the Company takes possession of the property. Allowances and incentives received from the landlord are classified as deferred rent credits and are recorded as a reduction to rent expense over the same initial lease term.

Advertising Costs

Advertising costs are expensed as incurred. Certain third-party preparation costs related to producing the Company’s direct mail pieces and television advertising are deferred and are fully expensed when the mail pieces are distributed or when the television spots are first aired. Advertising costs were $4,451,000, $6,628,000 and $9,694,000 for fiscal 2004, 2005 and 2006, respectively. Advertising production costs of $304,000 and $430,000 were included in prepaid expenses at February 26, 2005 and February 25, 2006, respectively. There were no vendor allowances recorded as an offset to advertising expense for any periods presented. See “Vendor Allowances” above.

Income Taxes

The Company provides for income taxes utilizing the liability approach. The liability approach requires recognition of deferred tax liabilities and assets for the expected future consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities at current tax rates. A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

Store Preopening Costs

The Company expenses all store preopening costs as incurred, including certain occupancy, payroll, supplies, incremental advertising and other costs incurred in the preparation and opening of new retail locations.

Store Closing Costs

In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the present value of costs associated with location closings, if they occur, will be charged to general and administrative expense when a location is closed. Costs associated with location closings may include lease obligations, disposals of property and equipment, employee compensation and other related closing costs.

Net Income Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had potentially dilutive common shares been issued. Potentially dilutive shares of common stock include certain common stock options, warrants and convertible preferred stock, depending on the estimated fair market value of the common stock and amount of net income (loss) for the period measured. Net income per diluted share for the fiscal year ended February 25, 2006 excludes the following potentially dilutive securities because they were anti-dilutive: 61,900 outstanding common stock options and 2,402,129 weighted-average common shares arising from the convertible preferred stock for the period prior to the IPO. The excluded shares could potentially dilute basic earnings per share in future periods.

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per common share:

	Year Ended
	February 28, 2004	February 26, 2005	February 25, 2006
Numerator:
Net income applicable to shareholders, as reported	$4,147,000	$3,842,000	$3,545,000
Add accrued preferred stock dividends	3,430,000	3,696,000	—
Numerator for diluted earnings per share	$7,577,000	$7,538,000	$3,545,000
Denominator:
Weighted average number of common shares outstanding	1,814,046	1,865,928	6,993,088
Effect of dilutive securities:
Outstanding stock options and warrants	124,656	102,938	549,298
Convertible preferred stock	5,752,467	5,752,467	—
Denominator for diluted earnings per share	7,691,169	7,721,333	7,542,385
Net income per share:
Basic—as reported	$2.29	$2.06	$0.51
Diluted—as reported	$0.99	$0.98	$0.47

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised), Share-Based Payment (SFAS No. 123(R)). SFAS No. 123(R) will require that compensation expense be measured based on the grant-date fair value of the award and recognized over the requisite service period for awards that vest. SFAS No. 123(R) also will require a change in the classification of the benefits of tax deductions in excess of recognized compensation cost from an operating cash flow to a financing cash flow in periods after adoption. We will adopt SFAS No. 123(R) at the beginning of 2007. Pursuant to the transition requirements of SFAS No. 123 (R) for a newly public entity, we are applying the modified prospective method only to unvested awards that were granted on or after we became a public entity. The unrecognized compensation cost relating to those awards will be recognized in the financial statements over the remaining requisite service period subsequent to adopting SFAS No. 123(R). We will apply the prospective transition method to unvested awards granted prior to becoming a public company. The unrecognized compensation cost relating to those awards will continue to be recognized in the financial statements subsequent to adoption of SFAS No. 123(R) using the intrinsic value method under APB Opinion No. 25. Accordingly, other than the stock options granted in May 2005, no compensation expense will be recognized on unvested stock options granted prior to the IPO unless such awards are subsequently modified. We expect net income for fiscal 2007 to include approximately $1.1 million, or $0.09 per diluted share, in non-cash stock-based compensation expense. The amount of compensation expense recognized depends on numerous factors and estimates, including the number and vesting period of option grants, the publicly traded price of the common stock, estimated volatility of the stock price, estimates of the timing and volume of exercises and forfeitures of the options and fluctuations in future interest and income tax rates.

In March 2005, the FASB issued Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations. FIN 47 clarifies that the term “conditional asset retirement obligation,” as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the Company. FIN 47 was effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have an impact on our net income, cash flows or financial position.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. Rather than recognizing in net income a cumulative effect adjustment, this statement generally requires retrospective application of a change in accounting principle to prior periods’ financial statements. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2005, the EITF reached a consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination (EITF No. 05-6). EITF No. 05-6 requires leasehold improvements in operating leases that are either acquired after the beginning of the initial lease term or acquired as the result of a business combination to be amortized over the shorter of the assets’ useful life or a term that includes the original lease term plus any renewals that are reasonably assured at the date the leasehold improvements are purchased. EITF No. 05-6 was effective for reporting periods beginning after June 29, 2005. The adoption of EITF No. 05-6 did not have a material impact on the Company’s net income, cash flows or financial position.

In October 2005, the FASB issued FASB Staff Position (FSP) 13-1, Accounting for Rental Costs Incurred During a Construction Period. FSP 13-1 requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. FSP 13-1 is effective for the first reporting period after December 15, 2005. We have historically expensed rental costs incurred during a construction period; therefore, the adoption of FSP 13-1 will not have an impact on our net income, cash flows or financial position.

3.                 Initial Public Offering

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

After issuance costs, the Company received net proceeds of $37.9 million, of which $19.6 million was used to pay preferred shareholders all of the accrued and unpaid dividends due upon the conversion of their shares of preferred stock into shares of the Company’s common stock. The remainder of the net proceeds has been used primarily to fund capital investments at new stores and the March 2006 acquisition of The GolfWorks (see Note 13).

The holders of the remaining unregistered shares of common stock resulting from the conversion of the preferred stock have defined demand registration rights.

4.                 Golf Town Canada Inc.

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

During fiscal 2005, Golf Town Canada sold all of its assets to the newly formed Golf Town Canada Income Fund as part of its initial public offering as a Canadian income fund. As part of the transaction, the Company surrendered its entire equity interest in Golf Town Canada for cash, resulting in a net realized gain before taxes of $8.4 million. The Company has no further service obligations with regards to Golf Town Canada and no longer holds a position on its Board of Directors. As part of an agreement between the companies, there are restrictions on the Company’s ability to open retail stores in Canada until 2008 and Golf Town Canada’s ability to open retail stores in the United States until 2013.

5.                 Property and Equipment

Major classes of depreciable assets are as follows (in thousands):

	February 26, 2005	February 25, 2006
Fixtures and equipment	$16,141	$24,755
Leasehold improvements	13,459	19,831
Construction in process	6,329	9,671
	35,929	54,257
Less accumulated depreciation and amortization	(14,097)	(19,039)
Net property and equipment	$21,832	$35,218

6.                 Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	February 26, 2005	February 25, 2006
Gift card and customer deposit liabilities	$4,506	$6,375
Construction costs	2,417	4,760
Payroll and related benefits	2,112	1,409
Taxes, other than income taxes	984	1,193
Occupancy	507	1,031
Other	1,149	1,685
	$11,675	$16,453

7.                 Revolving Credit Facility

In October 2004, the Company entered into a revolving credit facility agreement (Credit Agreement) with a commercial bank that provides borrowing capacity for working capital financing and funding for other general corporate purposes through October 2008. The commitment under the Credit Agreement provides for borrowings up to $15 million, including $5 million in letters of credit. At the Company’s option, the facility can be expanded to a borrowing capacity of $20 million. Borrowings under the Credit Agreement are secured by the Company’s inventories, accounts receivable and financial and intangible assets.

The Credit Agreement includes reporting requirements to the lender and certain restrictions on the Company’s ability to change its capital structure, incur additional debt or pay dividends. In addition, the Credit Agreement requires the Company to maintain a minimum availability of 10% of the commitment under the credit facility at all times. The Company was in compliance with all covenants related to the Credit Agreement at February 26, 2005 and February 25, 2006.

Availability under the Credit Agreement is limited to certain percentages of eligible inventory and receivables, as defined, and was $15 million at February 26, 2005 and February 25, 2006, respectively. The interest rate on borrowings under the credit facility is based on the prime lending rate or an adjusted LIBOR rate as defined in the Credit Agreement. The Credit Agreement provides for administrative fees, letter of credit commitment fees and fees of 0.25% applied to the unused facility commitment. There were no borrowings outstanding at February 26, 2005 or February 25, 2006.

Interest expense and other costs related to the revolving credit facility are presented net of interest income earned on the Company’s cash and cash equivalents. Net interest income (expense) is comprised of the following (in thousands):

	Year Ended
	February 28, 2004	February 26, 2005	February 25, 2006
Interest (expense)	$(256)	$(114)	$(65)
Interest income	79	110	504
Interest income (expense), net	$(177)	$(4)	$439

8.                 Income Taxes

The income tax expense (benefit) provision is comprised of the following (in thousands):

	Year Ended
	February 28, 2004	February 26, 2005	February 25, 2006
Current:
Federal	$100	$3,209	$5,051
State	95	1,077	876
Deferred	845	849	(2,484)
Total	1,040	5,135	3,443
Change in valuation allowance	(6,185)	—	—
Net income tax expense (benefit)	$(5,145)	$5,135	$3,443

Reconciliations of the U.S. federal statutory income tax rate to the effective tax rate are as follows:

	February 28, 2004	February 26, 2005	February 25, 2006
U.S. federal statutory income tax rate	34.0%	34.0%	34.2%
State income taxes, net of federal income tax effect	6.0	6.8	5.3
Other adjustments to taxable income	2.7	(0.3)	—
Change in valuation allowance	(254.3)	—	—
Effective tax rate	(211.6)%	40.5%	39.5%

Deferred income taxes result from the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred tax assets were as follows (in thousands):

	February 26, 2005	February 25, 2006
Deferred tax assets:
Gift card and customer deposit liabilities	$1,712	$549
Rent expense	2,355	4,463
Inventory	363	1,350
Depreciation	39	531
Other expenses	22	82
Net deferred taxes	$4,491	$6,975

During fiscal 2005, the Company utilized all of its remaining federal net operating loss carryforwards for income tax purposes. Prior to fiscal 2004, the Company had established a valuation allowance for the full value of the loss of carryforwards and other deferred tax assets because of uncertainty regarding the Company’s ability to realize their value. During fiscal 2004, the Company reversed the remaining valuation allowance based on updated estimates that it was more likely than not that the full value of the deferred tax assets would be realized.

9.                 Redeemable Convertible Preferred Stock

Prior to fiscal 2002, the Company issued 309,000 shares of redeemable convertible preferred stock in four series (together, Preferred Stock). Proceeds from the issuance of the Preferred Stock were used primarily to fund the opening of new stores and the funding of operating losses during the initial period of the Company’s expansion.

On May 16, 2005, the Company entered into a conversion agreement with the holders of the Preferred Stock (Conversion Agreement) to be effective upon the closing of the Company’s IPO. Pursuant to the Conversion Agreement, such holders converted all of the Preferred Stock into shares of common stock according to the defined conversion rates for each Series of Preferred Stock. In addition, all accumulated and outstanding Preferred Stock dividends were paid to the holders of the Preferred Stock out of the net proceeds from the IPO. Pursuant to the Conversion Agreement, the holders of the Preferred Stock waived certain rights, including anti-dilution and preemptive rights, defined registration and redemption rights, and rights to designate or elect members of the Board of Directors. The holders of the Preferred Stock retain certain demand registration rights related to the unregistered common stock resulting from conversion.

The Preferred Stock was converted into shares of common stock as follows:

Series	Number of Preferred Shares Prior to Conversion	Conversion Price Per Share	Number of Common Shares Issued Upon Conversion
A	80,000	$4.35	1,839,079
B	35,000	5.20	673,076
C	100,000	5.72	1,748,249
D	94,000	6.30	1,492,063

No shares of preferred stock were outstanding following the closing of the Company’s IPO. The Company’s articles of incorporation permit it to issue up to 10,000,000 shares of preferred stock without shareholder approval.

10.          Common Stock

In fiscal 2005, the number of common shares authorized was increased from 11,000,000 to 40,000,000 shares with a par value of $0.01. Certain shares of the Company’s common stock, including the shares issued upon the conversion of the Preferred Stock and exercise of the warrant, are subject to registration rights, as defined.

Stock Options

The Company’s 1996 Stock Option and Incentive Plan and 2004 Stock Incentive Plan (together, Plans) provide for the issuance of incentive and non-qualified stock options. Options are granted at the fair market value as of the grant date, are exercisable ratably over various periods, and expire up to ten years after the date of grant.

As of February 26, 2005 and February 25, 2006, 2,000,000 common shares were authorized for issuance under the Plans. Stock option activity under the Plans was as follows:

	Fiscal Year Ended
	February 28, 2004		February 26, 2005		February 25, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of period	702,325	$4.83	698,100	$5.21	915,275	$5.47
Issued	129,500	6.30	252,900	6.30	388,900	12.42
Forfeited	(47,475)	5.78	(32,075)	6.28	(39,800)	8.31
Exercised	(86,250)	3.43	(3,650)	5.91	(25,431)	4.90
Outstanding, end of period	698,100	5.21	915,275	5.47	1,238,944	7.58
Exercisable, end of period	420,450	4.52	525,706	4.86	643,999	5.48
Weighted average fair value of options granted	$1.02		$1.14		$6.54

The following table summarizes information about stock options outstanding at February 25, 2006:

	Total Options Outstanding			Exercisable Options
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$ 3.00 - $ 5.72	350,450	2.3 years	$4.25	350,450	$4.25
6.30 - 8.00	646,644	7.7 years	6.64	274,549	6.30
14.00 - 18.77	241,850	9.5 years	14.92	19,000	16.26
3.00 - 18.77	1,238,944			643,999

Warrant

A warrant to purchase 14,921 shares of common stock with an exercise price of $6.30 per share, issued in connection with the private offering of Series D Preferred Stock, was exercised in full during September 2005. There were no warrants outstanding as of February 25, 2006.

11.          Commitments and Contingencies

Operating Lease Commitments

The Company leases its retail store locations, office space and certain office equipment under operating leases expiring through 2022 with various renewal options. The operating leases require base monthly rents plus executory costs such as real estate taxes, insurance and maintenance. Certain retail store location leases provide for additional contingent rentals based upon a percentage of sales at the respective locations. These contingent rental costs were not significant for the periods presented.

The Company records rent expense on a straight-line basis for operating leases with increasing base rent terms. Landlord allowances and incentives are deferred and amortized over the term of the lease. Rent expenses under the operating leases, including executory costs, accrual of deferred rent credits and amortization of landlord allowance, were approximately $7,553,000, $9,891,000 and $14,781,000 in fiscal 2004, 2005 and 2006, respectively.

Future minimum operating lease payments, excluding executory costs, consist of the following as of February 25, 2006 (in thousands):

Fiscal year:
2007	$15,340
2008	16,619
2009	16,313
2010	15,160
2011	13,639
Thereafter	63,187
$140,258

Litigation

The Company is not a party to any legal proceedings outside of the normal course of business. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Employment and Retention Agreements

The Company currently has employment and retention agreements with certain officers, which provide for continuation of compensation and benefits for a defined period following termination under certain circumstances.

Business Considerations

The Company purchases products from a number of distributors and manufacturers. During fiscal 2006, the Company purchased approximately 60% of its merchandise from its five largest suppliers, and 26.0% of the Company’s accounts receivable at February 25, 2006, relate to those suppliers. The Company believes its vendor relationships are satisfactory.

12.   Employee Benefit Plan

The Company has a defined contribution 401(k) profit sharing plan (the Plan) for eligible employees, which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. Employees are entitled to make tax-deferred contributions of up to 75% of their eligible compensation. Effective July 1, 2005, the Company began matching 50% of the first 4% of eligible compensation contributed to the Plan by each participant. The Company’s matching contributions vest after four years of service, at age 59 1/2 regardless of service or upon the death of the employee. The Company’s matching contributions to the Plan for fiscal 2006 was $70,000. The Company did not make any matching contributions to the Plan during fiscal 2004 or fiscal 2005. Future matching contributions to the Plan are at the Company’s sole discretion.

13.   Subsequent Event—Acquisition of Ralph Maltby Enterprises, Inc. a/k/a The GolfWorks

On March 16, 2006, the Company acquired all of the outstanding shares of Ralph Maltby Enterprises, Inc. a/k/a The GolfWorks (The GolfWorks) for a combination of cash and stock. Founded in 1976, The GolfWorks is one of the golf industry’s most complete sources for golf club components, club making tools and supplies, and technical information. The GolfWorks is primarily a direct marketer with product offerings that include a complete complement of proprietary clubheads, as well as a full selection of name brand shafts and grips, sold through its catalogs and its Internet site at www.GolfWorks.com. In addition, The GolfWorks manufactures a proprietary line of club components and club making tools and supplies. Following the close of the acquisition, The GolfWorks will operate as a wholly owned subsidiary of the Company.

The acquisition of The GolfWorks will be accounted for under the purchase method of accounting. Accordingly, the results of The GolfWorks will be included in the Company’s consolidated financial statements as a wholly owned subsidiary beginning on March 16, 2006. The aggregate purchase price, excluding direct costs of the acquisition, consisted of $3.7 million in cash ($500,000 of which has been deposited into an indemnification escrow); 250,862 shares of the Company’s common stock valued at $4.8 million based on the average closing price of the Company’s common stock on the Nasdaq National Market during a five-day trading period beginning three trading days prior to the announcement of the acquisition; and warrants to purchase 150,000 shares of the Company’s common stock with a fair value of $1.4 million, determined using the Black-Scholes option pricing model. The warrants have an exercise price of $17.94 per share and a 10-year term expiring on March 16, 2016. The Company also assumed $5.4 million in debt from The GolfWorks. Following the acquisition, the Company repaid all outstanding debt of The GolfWorks with a combination of available cash and borrowings under the Company’s credit facility.

The Company is in the process of obtaining third-party valuations of certain intangible and long-lived assets, thus the allocation of the purchase price to major asset and liability captions is currently being completed.

14.   Supplementary Financial Information (Unaudited)

Selected quarterly financial data.

The following tables set forth certain unaudited financial and operating data for each quarter of fiscal 2005 and fiscal 2006. The accompanying unaudited financial and operating data has been prepared in accordance with GAAP for interim financial information. In the opinion of management, the unaudited quarterly information reflects all adjustments, which include only normal and recurring adjustments, considered necessary to present fairly the information shown.

	Fiscal 2005
	Quarter Ended May 29, 2004	Quarter Ended August 28, 2004	Quarter Ended Nov. 27, 2004	Quarter Ended Feb. 26, 2005
	(in thousands, except per share data, store data and selling square feet)
Net sales	$38,419	$47,540	$20,281	$26,840
Gross profit	11,563	14,875	5,089	7,589
Gross profit as a percentage of net sales	30.1%	31.3%	25.1%	28.3%
Store operating expenses	6,972	7,127	4,793	5,490
General and administrative expenses	2,147	1,842	2,520	1,863
Preopening expenses	518	46	599	932
Income (loss) from operations	1,926	5,860	(2,823)	(696)
Other Income(1)	—	—	8,410	—
Income (loss) before income taxes	1,890	5,864	5,598	(679)
Net income (loss)	$1,125	$3,513	$3,351	$(451)
Basic net income (loss) per share	$0.12	$1.39	$1.30	$(0.74)
Diluted net income (loss) per share	$0.11	$0.46	$0.43	$(0.74)
Weighted average shares outstanding:
Basic	1,862	1,862	1,863	1,877
Diluted	1,951	7,704	7,704	1,877
Comparable store sales increase(2)	7.4%	5.9%	9.9%	4.8%
Stores opened during the period	5	—	3	2
Number of stores at end of period	29	29	32	34
Selling square feet at end of period	450,370	450,370	486,737	516,551

	Fiscal 2006
	Quarter Ended May 28, 2005	Quarter Ended August 27, 2005	Quarter Ended Nov. 26, 2005	Quarter Ended Feb. 25, 2006
	(in thousands, except per share data, store data and selling square feet)
Net sales	$58,570	$69,635	$31,800	$40,125
Gross profit	18,228	22,070	7,885	10,555
Gross profit as a percentage of net sales	31.1%	31.7%	24.8%	26.3%
Store operating expenses	10,932	10,773	7,594	8,213
General and administrative expenses	3,102	2,155	2,527	2,249
Preopening expenses	1,310	40	662	911
Income (loss) from operations	2,884	9,102	(2,898)	(818)
Income (loss) before income taxes	2,899	9,202	(2,726)	(666)
Net income (loss)	$1,693	$5,447	$(1,609)	$(265)
Basic net income (loss) per share	$0.37	$0.98	$(0.15)	$(0.02)
Diluted net income (loss) per share	$0.21	$0.59	$(0.15)	$(0.02)
Weighted average shares outstanding:
Basic	1,884	4,801	10,653	10,666
Diluted	8,043	9,212	10,653	10,666
Comparable store sales increase(2)	10.5%	7.4%	6.7%	2.5%
Stores opened during the period	11	—	4	1
Number of stores at end of period	45	45	49	50
Selling square feet at end of period	671,953	671,953	727,112	738,615

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

Our business is subject to seasonal fluctuations, with the highest sales activity and all income from operations occurring during the first and second quarters of our fiscal year. Many of our stores are located in midwestern and northeastern states where late spring and summer represent the peak of the golf season. It is possible the impact of seasonal fluctuations could change as we continue to expand into additional geographic regions. The Father’s Day holiday in June drives a significant seasonal sales increase, and sales also increase during the year-end holiday season, albeit to a lesser extent.

Our quarterly operating results may also fluctuate significantly because of other factors. Customers demand for our products and services, and consequently our sales, can also be significantly impacted by weather conditions that affect outdoor activities like golf and the demand for golf-related apparel, accessories, equipment and services. The timing of new store openings and related expenses; the profitability of new stores; the impact on store results during remodeling; changes in retail competition in our markets; and general economic conditions, also affect our quarterly results. The fixed costs of our operations make our operating results sensitive to changes, favorable and unfavorable, in demand for our products and services. Due to these factors, results for any particular quarter may not be indicative of results to be expected for any other quarter or for a full fiscal year.

Our preopening expenses have varied from quarter to quarter primarily due to the timing of store openings. We have historically opened the majority of our new stores in either the first or third quarters of the fiscal year. Going forward, we anticipate that store openings will occur predominantly in the first, third and fourth quarters of the fiscal year. We typically incur most preopening expenses for a new store during the three months immediately preceding its opening. In addition, our labor and operating costs for a newly opened store are typically higher than a mature store. Accordingly, the volume and timing of new store openings in any quarter has had and is expected to continue to have a significant impact on quarterly preopening costs and store labor and operating expenses.

Item 9.                        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.                Controls and Procedures.

Disclosure controls and procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial and accounting officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               Other Information.

Not applicable.

PART III

Item 10.      Directors and Executive Officers of the Registrant.

Identification of directors.

The following table sets forth the name, age and position of each of our directors as of May 1, 2006.

Name	Age	Position
Randall K. Zanatta	48	President, Chief Executive Officer and Chairman
Gregory B. Maanum	44	Chief Operating Officer and Director
David E. Bloom	56	Director
Jack W. Eugster	60	Director
David S. Gellman	48	Director
Thomas C. Healy	44	Director
William C. Mulligan	52	Director
Gregg S. Newmark	47	Director

Randall K. Zanatta is our President, Chief Executive Officer and Chairman of our board of directors. Mr. Zanatta co-founded our company with Mr. Maanum in December 1995. Before co-founding our company, Mr. Zanatta spent 17 years with Best Buy Co., Inc., a consumer electronics retailer, from 1979 through 1995, most recently as senior vice president—marketing and merchandising. During Mr. Zanatta’s tenure at Best Buy Co., Inc., Mr. Zanatta also served on the executive committee, which was the primary guiding body of the organization.

Gregory B. Maanum is our Chief Operating Officer and a director of our company. Mr. Maanum co-founded our company with Mr. Zanatta in December 1995. Mr. Maanum directly oversees our merchandising and inventory planning functions. He also directs our real estate selection process, store design and construction activities. In addition, Mr. Maanum has overall responsibility for our retail sales and operations. Before co-founding our company, Mr. Maanum spent 12 years with Best Buy Co., Inc. from 1982 through 1995, most recently as vice president—visual merchandising after founding Best Buy’s visual merchandising department.

David E. Bloom has been a director of our company since February 1999. Mr. Bloom is the president and chief executive officer and serves on the board of Le Gourmet Chef. From 1994 to 1998, he served as chief executive officer of Sneaker Stadium, an athletic shoe retail company that he founded. From 1984 to 1994, he served as president of two other retail companies, Herman’s World Sporting Goods and Record World. Mr. Bloom is a director of Emergency Filtration Products, Inc., a publicly held manufacturer of masks and filters for medical devices.

Jack W. Eugster has been a director of our company since October 2000. Mr. Eugster was the chairman of the board, president and chief executive officer of Musicland Stores Corporation, a pre-packaged music and movie retailer, when he retired in 2001. Mr. Eugster is a director of Donaldson Company, Inc., a manufacturer of filtration systems and replacement parts; a director of Graco, Inc., a manufacturer of pumps and spraying equipment; a director and former chairman of the board for ShopKo Stores, Inc., a regional retailer of a variety of goods and services; and a director of Black Hills Corp., an integrated power company based in Rapid City, South Dakota.

David S. Gellman has been a director of our company since July 1999. Since 1995, Mr. Gellman has been a managing director of FdG Associates, a private equity investment firm. From 1988 to 1995, he was an investment professional with AEA Investors Inc., a private equity firm. Mr. Gellman also serves on the boards of directors of several privately held companies.

Thomas C. Healy has been a director of our company since August 2004. Mr. Healy is executive vice president—Best Buy For Business of Best Buy Co., Inc., a consumer electronics retailer, where he has been employed since 1990. He has served Best Buy in several capacities, including as a senior vice president—segment lead from 2003 to 2004, and as president—Best Buy International from 2001 to 2003.

William C. Mulligan has been a director of our company since January 1998. Mr. Mulligan has been a managing director of Primus Venture Partners, Inc. a private equity investment firm, since July 1985. Mr. Mulligan serves on the board of directors of Universal Electronics, Inc., a publicly held developer and manufacturer of universal remote controls. Mr. Mulligan also serves on the boards of directors of several privately held companies.

Gregg S. Newmark has been a director of our company since January 1998. Mr. Newmark has been with William Blair Capital Partners, a private equity investment firm, since 1985, serving as managing director since 1995, and is a principal of William Blair & Company. Mr. Newmark’s principal responsibilities at William Blair Capital Partners include sourcing and managing investments. Mr. Newmark also serves on the boards of directors of several privately held companies.

Identification of executive officers.

Information regarding our executive and other officers is furnished in a separate item captioned Executive officers of the registrant and included in Part I of this Report.

Family relationships.

There are no family relationships among our directors. Mark R. McCormick, our Senior Vice President—CEO of The GolfWorks, is the brother of Michael W. McCormick, our Chief Marketing Officer. Additional information concerning the nature of any family relationship between any director, executive officer or person nominated or chosen by the Company to become a director or executive officer is provided in Item 13, Certain Relationships and Related Party Transactions, of this Report.

Audit committee financial expert and Identification of the audit committee.

Our board of directors has established an audit committee. Our audit committee acts under a written charter adopted and approved by the board of directors and is comprised of three individuals, Messrs. Newmark, Mulligan and Eugster, all of whom have been determined by our board of directors to be independent directors in accordance with the rules of the Nasdaq National Market and relevant securities laws and regulations. The committee’s charter is posted on our Internet site at www.GolfGalaxy.com—under “Investors,” select the “Corporate Governance” link. The audit committee assists our board of directors in monitoring the integrity of our financial statements; the independent auditor’s performance, qualifications and independence; the performance of our internal audit function; and our compliance with legal and regulatory requirements. All members of the committee meet the SEC definition of independence and financial literacy for audit committee members. In addition, all three members of our audit committee have been determined by the board of directors to be financial experts for purposes of the SEC rules.

Director nomination process.

The nominating and governance committee assists our board of directors in promoting our best interests and the best interests of our shareholders through the implementation of sound corporate governance principles and practices. In furtherance of this purpose, the nominating and governance committee identifies individuals qualified to become members of our board of directors and recommends to our board the director nominees for the next regular meeting of shareholders. It also reviews the qualifications and independence of the members of our board of directors and its various committees on a regular basis and makes such recommendations the committee members may deem appropriate from time to time concerning any recommended changes in the composition of our board of directors and its committees. The nominating and governance committee also monitors the performance of our board of directors and our compliance with any commitments made to our regulators regarding changes in corporate governance practices.

Compliance with section 16(a) of the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our directors, executive officers and shareholders who own more than 10% of our Common Stock file initial reports of ownership with the SEC. They must also file reports of changes in ownership with the SEC. In addition, they are required by SEC regulations to provide us copies of all Section 16(a) reports that they file with the SEC. Based solely on our review of such Section 16(a) reports, management and the Board of Directors believe our directors, executive officers and owners of more than 10% of our outstanding equity securities complied with the reporting requirements during the fiscal year ended February 25, 2006.

Code of Ethics.

Our board of directors has adopted our Code of Conduct applicable to our directors, executive officers, including our chief financial officer and other of our senior financial officers, and employees, in accordance with applicable rules and regulations of the SEC and the Nasdaq National Market. Our Code of Conduct is available at our Internet site at www.GolfGalaxy.com.

A copy of the Code of Conduct also may be obtained upon request, without charge, by contacting our Investor Relations department by calling (952) 252-1339, by sending an email to investor@golfgalaxy.com or upon written request to:

Investor Relations
Golf Galaxy, Inc.
7275 Flying Cloud Drive
Eden Prairie, MN 55344

Any amendments or waivers of the Code of Conduct for directors or executive officers must be approved by the board and must be disclosed to shareholders, along with the reasons for the amendment or waiver, in a Form 8-K within four business days of the amendment or waiver granted by the board. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver of a provision of, Code of Conduct that applies to our directors or executive officers, including our principal executive officer or principal financial and accounting officer, by disclosing the required information on our Internet website within four business days following the date of the amendment or waiver. Any such amendment or waiver can be accessed on our Internet website at www.GolfGalaxy.com.

Item 11.      Executive Compensation.

Summary Compensation Table—

The following table shows the cash and non-cash compensation for each of the last three fiscal years awarded to or earned during the period by our Chief Executive Officer and the four other most highly compensated executive officers.

				Long Term Compensation
				Securities
		Annual Compensation		Underlying	All other
Name and principal position	Fiscal Year	Salary	Bonus(1)	Options	compensation(2)
Randall K. Zanatta	2006	$256,923	$—	43,500	$4,793
President, Chief Executive	2005	237,500	118,750	10,000	4,777
Officer and Chairman	2004	224,385	112,192	—	4,608
Gregory B. Maanum	2006	236,923	—	43,500	4,793
Chief Operating Officer	2005	217,692	108,846	10,000	4,777
	2004	205,231	102,615	—	4,608
Michael W. McCormick	2006	227,231	—	45,000	4,793
Chief Marketing Officer	2005	209,692	104,846	10,000	4,777
	2004	200,000	100,000	25,000	919
Ronald G. Hornbaker	2006	181,923	—	47,500	4,793
Senior Vice President-Sales	2005	163,269	81,634	10,000	4,777
and Operations	2004	148,731	74,365	—	—
Richard C. Nordvold	2006	170,154	—	20,000	4,793
Chief Financial Officer	2005	147,692	73,846	75,000	3,858
	2004	—	—	—	—

(1)                Earned in respect of a fiscal year but paid in the following fiscal year.

(2)                Consists of medical and dental health insurance premiums paid on behalf of the officers which are not available generally to all our employees.

Option/SAR Grants Table.

The following table summarizes the options granted to our Chief Executive Officer and the four other most highly compensated executive officers of Golf Galaxy during the fiscal year ended February 25, 2006. The table also shows the value of all options held by these individuals at the end of fiscal 2006.

	Individual Grants
	Number of	Percent of total			Potential realizable value at
	securities	options granted to			assumed annual rates of
	underlying	employees in	Exercise		appreciation for option term(1)
Name	Options granted	fiscal year	price	Expiration date	5%	10%
Randall K. Zanatta	22,500	6.25%	$8.00	5/3/2015	$113,201	$286,874
	21,000	5.83%	14.00	7/28/2015	184,895	468,560
Gregory B. Maanum	22,500	6.25%	8.00	5/3/2015	113,201	286,874
	21,000	5.83%	14.00	7/28/2015	184,895	468,560
Michael W. McCormick	22,500	6.25%	8.00	5/3/2015	113,201	286,874
	22,500	6.25%	14.00	7/28/2015	198,102	502,029
Ronald G. Hornbaker	32,500	9.03%	8.00	5/3/2015	163,513	414,373
	15,000	4.17%	14.00	7/28/2015	132,068	334,686
Richard C. Nordvold	5,000	1.39%	8.00	5/3/2015	25,156	63,750
	15,000	4.17%	14.00	7/28/2015	132,068	334,686

(1)      In accordance with the rules of the SEC, the amounts shown on this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10%, compounded annually, and do not reflect our estimates or projections of the future price of our common stock. These amounts represent assumed rates of appreciation in the value of our common stock from the fair value of our common stock as of the date of grant. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of our common stock, the option holder’s continued employment through the option period, and the date on which the options are exercised.

The price of one share of Golf Galaxy Common Stock acquired at $8.00 and $14.00 would equal $13.03 and $22.80, respectively, when compounded at 5% over a 10-year term, and $20.75 and $36.31, respectively, when compounded at 10% over a 10-year term.

Aggregated option/SAR exercises and fiscal year-end option/SAR value table.

The following table sets forth information concerning exercisable and unexercisable options held by our Chief Executive Officer and the four other most highly compensated executive officers at the end of fiscal 2006. The table also reports values for “in-the-money” options that represent the positive spread between the exercise prices of outstanding options and the fair market value of our common stock at the end of fiscal 2006.

			Number of securities		Value of unexercised
	Shares		underlying unexercised options		in-the-money options
	acquired on	Value	at fiscal year end		at fiscal year end
Name	exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Randall K. Zanatta	—	$—	105,000	51,000	$1,569,350	$452,850
Gregory B. Maanum	—	—	105,000	51,000	$1,569,350	$452,850
Michael W. McCormick	—	—	71,250	83,750	$912,000	$860,500
Ronald G. Hornbaker	—	—	37,500	57,500	$491,600	$565,250
Richard C. Nordvold	—	—	18,750	76,250	$240,000	$852,000

Compensation of Directors—

Directors who are not executive officers of our company are paid $20,000 per year, paid quarterly as a retainer, as well as $1,500 per meeting for each of the quarterly board meetings they attend. These directors are also paid $500 per telephonic meeting, $750 per audit committee meeting and $500 for all other committee meetings. In addition, the chairman of the audit committee is paid $2,000 annually as a retainer; other committee chairs are paid $1,000 annually as a retainer. Directors who are not executive officers are granted options to purchase 1,500 shares of our common stock each year. Newly appointed directors receive a one-time grant of options to purchase 10,000 shares of our common stock. We also reimburse all of our directors for reasonable travel expenses incurred in attending our meetings. Employee directors are not compensated for their services as directors.

On July 28, 2005, in conjunction with our IPO, we granted Messrs. Bloom and Eugster each an option under the 2004 Plan to purchase 10,000 shares of common stock at an exercise price of $14.00 per share. The options were 50% vested on the grant date and the remaining 50% will vest on the first anniversary of the grant date. On February 8, 2006, we granted each non-employee director, except Mr. Healy, who declined receipt of the option, an option under the 2004 Plan to purchase 1,500 shares of common stock at an exercise price of $18.77 per share. The options vested immediately upon grant.

Employment contracts and termination of employment and change-in-control arrangements.

We have employment agreements with all seven of our executive officers. On December 31, 1997, we entered into employment agreements with Mr. Zanatta and Mr. Maanum pursuant to which Mr. Zanatta is serving as our President and Chief Executive Officer and Mr. Maanum is serving as our Chief Operating Officer. On January 6, 2003, we entered into an employment agreement with Michael W. McCormick pursuant to which he is serving as our Chief Marketing Officer. On March 15, 2004, we entered into an employment agreement with Mr. Nordvold pursuant to which he is serving as our Chief Financial Officer. On May 11, 2005, we entered into an employment agreement with Mr. Hornbaker pursuant to which he is serving as our Senior Vice President—Sales and Operations. On March 16, 2006, concurrent with the completion of our acquisition of The GolfWorks, we entered into employment agreements with each of Mr. Maltby, pursuant to which he is serving as our Senior Vice President—Chief Technology Officer, Research and Development, and Mark R. McCormick, pursuant to which he is serving as our Senior Vice President—CEO of The GolfWorks.

Each employment agreement will continue in effect until either party terminates it. Pursuant to the terms of each employment agreement, the executive officer receives, among other things, an annual base salary as determined by the board of directors and a bonus from time to time at the sole discretion of the board of directors. In the event we terminate the executive officer’s employment without cause or the executive officer terminates his employment with us for good reason, we must pay to the executive officer his then-current annual base salary for the six-month period immediately following his termination of employment, plus any bonuses that the executive officer would have received had he remained an employee during the six-month period following his termination assuming all performance criteria had been met. We must also continue for such six-month period to provide benefits to the executive officer at the same levels and with the expenses allocated as they were immediately before the executive officer’s termination. In addition, all options granted to the executive officer would immediately vest and become exercisable.

Additionally, pursuant to his employment agreement, Mr. Michael W. McCormick received a grant of options to purchase 100,000 shares of our common stock and reimbursement of relocation and moving expenses. Pursuant to his employment agreement, Mr. Nordvold received a grant of options to purchase 75,000 shares of common stock. Upon his employment in May 2000, Mr. Hornbaker received a grant of options to purchase 20,000 shares of common stock. Pursuant to the terms of their respective employment agreements, Mr. Maltby and Mr. Mark R. McCormick each received a grant of options to purchase 100,000 shares of common stock.

On December 31, 1997, we entered into retention agreements with Mr. Zanatta and Mr. Maanum. In the event we terminate the executive officer’s employment in connection with a change in control or within one year after a change in control, and other than for cause or initiated by the executive officer for other than good reason, we must pay to the executive officer his then-current annual base salary for the six-month period immediately following his termination of employment, plus any bonuses that the executive officer would have received had he remained an employee during the six-month period following his termination assuming all performance criteria had been met. We must also continue for such six-month period to provide benefits to the executive officer at the same levels and with the expenses allocated as they were immediately before the executive officer’s termination. In addition, all options granted to the executive officer would immediately vest and become exercisable. Each retention agreement may be terminated on August 31 of any year by the affirmative vote of a majority of the board of directors prior to June 1 of that year and prior to the occurrence or active consideration of a change in control.

Each executive officer has agreed, for the period of his employment with us and for a period of six months thereafter, that he will not compete with us and he will not solicit our employees to terminate their employment with us. In addition, in connection with our acquisition of The GolfWorks in March 2006, we entered into restrictive covenant agreements with each of Mr. Maltby and Mr. Mark R. McCormick. Pursuant to the restrictive covenant agreements, each of Mr. Maltby and Mr. Mark R. McCormick has agreed, for a period of five years, that he will not compete with us and he will not solicit our employees to terminate their employment with us. The noncompete obligations in Mr. Mark R. McCormick’s restrictive covenant agreement will expire in the event of a change in control.

Additional information with respect to Compensation Committee Interlocks and Insider Participation in compensation decisions.

Compensation Committee Interlocks and Insider Participation

During fiscal 2006, Messrs. Bloom, Gellman and Newmark served as the members of our compensation committee. No executive officer currently serves, or in the past has served, on the compensation committee or the board of directors of any other company of which any of the members of our compensation committee or any of our directors is an executive officer.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities authorized for issuance under equity compensation plans.

Stock Incentive Plans

1996 Stock Option and Incentive Plan.   Pursuant to our 1996 Stock Option and Incentive Plan, as amended (1996 Plan), we have reserved 1,000,000 shares of our common stock for issuance to persons who provide services to us or to our affiliates as an employee, consultant or other service provider. The types of awards that may be granted under the 1996 Plan include incentive and non-qualified stock options and restricted stock. Under the 1996 Plan, our compensation committee determines when and to whom awards will be granted, the form of each award, the amount of each award, and any other terms or conditions of each award consistent with the terms of the 1996 Plan. Each award agreement specifies the number and type of award, together with any other terms and conditions as determined by the compensation committee.

All stock options granted under the 1996 Plan will expire no later than 121 months from the date the options were granted, and the exercise price for incentive stock options may not be less than 100% of the fair market value of the shares at the time the option is granted. Options granted under the 1996 Plan may be designated as exercisable in one or more installments, upon the happening of certain events, upon the fulfillment of certain conditions or upon such other terms and conditions as may be determined upon grant.

Restricted stock awards granted under the 1996 Plan entitle the holder to receive shares of our common stock, subject to forfeiture if specified conditions are not satisfied at the end of a specified period. During the period when the shares of our common stock are restricted, the holder will not be permitted to transfer the shares, but will have all of the rights of a shareholder in our company with respect to such shares, including the right to vote the shares and receive dividends and other distributions with respect to the shares.

2004 Stock Incentive Plan.   In July 2004, our shareholders approved our 2004 Stock Incentive Plan (2004 Plan), for which we have reserved 1,000,000 shares of our common stock for issuance to directors, officers, employees, consultants and other service providers of our company and our affiliates. Like the 1996 Plan, the types of awards that may be granted under the 2004 Plan include incentive and non-qualified stock options and restricted stock. Under the 2004 Plan, our compensation committee determines when and to whom awards will be granted, the form of each award, the amount of each award, and any other terms or conditions of each award consistent with the terms of the 2004 Plan.

All stock options granted under the 2004 Plan will expire no later than ten years from the date the options were granted, and the exercise price for incentive stock options may not be less than 100% of the fair market value of the shares at the time the option is granted. Options granted under the 2004 Plan may be designated as exercisable in one or more installments, upon the happening of certain events, upon the fulfillment of certain conditions or upon such other terms and conditions as may be determined upon grant.

Restricted stock awards granted under the 2004 Plan entitle the holder to receive shares of our common stock, subject to forfeiture if specified conditions are not satisfied at the end of a specified period. During the period when the shares of our common stock are restricted, the holder will not be permitted to transfer the shares, but will have all of the rights of a shareholder in our company with respect to such shares, including the right to vote the shares and receive dividends and other distributions with respect to the shares.

The following table provides information about our common stock that may be issued under our equity compensation plans as of February 25, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,238,944	$ 7.58	639,075
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,238,944	$ 7.58	639,075

Security ownership of certain beneficial owners and management.

The following table provides information about the number of shares of Golf Galaxy Common Stock beneficially owned as of April 24, 2006, by our Chief Executive Officer and each of the four other most highly compensated executive officers during the most recent fiscal year. The table provides similar information on each director, all directors and executive officers as a group, and each person we know who beneficially owns more than 5% of the outstanding shares of Golf Galaxy Common Stock. Unless otherwise indicated in a footnote below, the listed beneficial owner has sole voting power and investment power with respect to such shares. The mailing address for each person listed is 7275 Flying Cloud Drive, Eden Prairie, Minnesota 55344, except as otherwise provided.

Name and address of beneficial owner	Amount and nature of beneficial ownership		Percent of Class
Randall K. Zanatta	813,125	(1)	7.3%
President, Chief Executive Officer and Chairman
Gregory B. Maanum	613,125	(2)	5.5%
Chief Operating Officer
Michael W. McCormick	92,125	(3)	*
Chief Marketing Officer
Ronald G. Hornbaker	53,125	(4)	*
Senior Vice President-Sales and Operations
Richard C. Nordvold	39,250	(5)	*
Chief Financial Officer
Ralph D. Maltby	205,198	(6)	1.9%
Senior Vice President-Chief Technology Officer, Research and Development
Mark R. McCormick	195,664	(7)	1.8%
Senior Vice President-CEO of The GolfWorks
David E. Bloom	36,500	(8)	*
Director
Jack W. Eugster	54,000	(9)	*
Director
2655 Kelly Avenue
Excelsior, Minnesota 55331
David S. Gellman	964,658	(10)	8.8%
Director
FdG Associates
299 Park Avenue, 16th Floor
New York, New York 10171
Thomas C. Healy	1,276,001	(11)	11.6%
Director
Best Buy Co., Inc.
7601 Penn Avenue South
Richfield, Minnesota 55423
William C. Mulligan	740,553	(12)	6.8%
Director
Primus Venture Partners, Inc.
5900 Landerbrook Drive, Suite 200
Cleveland, Ohio 44124
Gregg S. Newmark	1,233,255	(13)	11.3%
Director
William Blair Capital Partners, LLC
222 West Adams Street
Chicago, Illinois 60606
All executive officers and directors, as a group	6,316,579	(14)	54.6%
(13 individuals)

Name and address of beneficial owner	Amount and nature of beneficial ownership		Percent of Class
Best Buy Co., Inc.	1,276,001	(15)	11.6%
7601 Penn Avenue South
Richfield, MN 55423
William Blair Capital Partners V LP	1,231,755	(16)	11.2%
c/o William Blair Capital Management LLC
222 West Adams Street
Chicago, IL 60606
FdG Capital Partners LLC	963,158	(16)	8.8%
c/o FdG Associates
299 Park Avenue—16th Floor
New York, NY 10171
FdG-Chase Capital Partners LLC	963,158	(16)	8.8%
c/o FdG Associates
299 Park Avenue—16th Floor
New York, NY 10171
Primus Capital Fund IV LP	739,053	(17)	6.7%
c/o Primus Venture Partners
5900 Landerbrook Drive, Suite 200
Cleveland, OH 44124
Primus Executive Fund LP	739,053	(17)	6.7%
c/o Primus Venture Partners
5900 Landerbrook Drive, Suite 200
Cleveland, OH 44124
The Northwestern Mutual Life Insurance Company	622,550	(17)	5.7%
720 East Wisconsin Avenue
Milwaukee, WI 53202
Mazama Capital Management, Inc.	587,600	(17)	5.4%
One Southwest Columbia Street, Suite 1500
Portland, OR 97258

*                    Less than 1%.

(1)                The figure represents (a) 700,000 outstanding shares owned by Mr. Zanatta and (b) options to purchase 113,125 shares, which he could exercise within 60 days of April 24, 2006.

(2)                The figure represents (a) 500,000 outstanding shares owned by Mr. Maanum and (b) options to purchase 113,125 shares, which he could exercise within 60 days of April 24, 2006.

(3)                The figure represents (a) 6,500 outstanding shares owned by Mr. McCormick and (b) options to purchase 85,625 shares, which he could exercise within 60 days of April 24, 2006.

(4)                The figure represents (a) 2,500 outstanding shares owned by Mr. Hornbaker and (b) options to purchase 50,625 shares, which he could exercise within 60 days of April 24, 2006.

(5)                The figure represents (a) 500 outstanding shares owned by Mr. Nordvold and (b) options to purchase 38,750 shares, which he could exercise within 60 days of April 24, 2006.

(6)                The figure represents (a) 52,824 outstanding shares owned by Mr. Maltby; (b) 52,824 outstanding shares owned by Mr. Maltby’s spouse; (c) a warrant to purchase 49,775 shares, which he could exercise within 60 days of April 24, 2006; and (d) a warrant to purchase 49,775 shares owned by Mr. Maltby’s spouse, which could be exercised within 60 days of April 24, 2006.

(7)                The figure represents (a) 145,214 outstanding shares owned by Mr. McCormick and (b) a warrant to purchase 50,450 shares, which he could exercise within 60 days of April 24, 2006.

(8)                The figure represents options to purchase 36,500 shares, which Mr. Bloom could exercise within 60 days of April 24, 2006.

(9)                The figure represents (a) 37,500 outstanding shares owned by Mr. Eugster and (b) options to purchase 16,500 shares, which he could exercise within 60 days of April 24, 2006.

(10)           The figure represents (a) 892,679 shares held by FdG Capital Partners LLC (FdG Capital). The Managing Member of FdG Capital is FdG Capital Associates LLC (FdG Associates). FdG Associates is managed by a board of managers, comprised of four members including Mr. Gellman, which has full voting power over the shares. The FdG Associates investment committee, comprised of three members including Mr. Gellman, has full investment discretion over the shares. No single member of the board of managers or investment committee has voting or dispositive authority over the shares. Consequently, Mr. Gellman has disclaimed beneficial ownership of the shares held by FdG Capital except to the extent of his pecuniary interest therein; (b) 70,479 shares held by FdG Chase Capital Partners LLC (FdG Chase). The Managing Member of FdG Chase is FdG Associates. FdG Associates is managed by a board of managers, comprised of four members including Mr. Gellman, which has full voting power over the shares. The FdG Associates investment committee, comprised of three members including Mr. Gellman, has full investment discretion over the shares. No single member of the board of managers or investment committee has voting or dispositive authority over the shares. Consequently, Mr. Gellman has disclaimed beneficial ownership of the shares held by FdG Chase except to the extent of his pecuniary interest therein; and (c) options to purchase 1,500 shares, which he could exercise within 60 days of April 24, 2006.

(11)           The figure represents 1,276,001 outstanding shares owned by Best Buy Co., Inc. While investment decisions of Best Buy Co., Inc. are made by investment committees which do not include Mr. Healy, as an executive officer of Best Buy Co., Inc., Mr. Healy has legal power to vote and dispose of the shares and thus may be deemed to beneficially own them. However, Best Buy Co., Inc. treats the shares as a corporate asset which is not beneficially owned by any individual employee and Mr. Healy disclaims any such beneficial ownership. The figure excludes options to purchase 1,500 shares, originally granted to Mr. Healy on February 8, 2006, and subsequently rescinded on March 28, 2006.

(12)           The figure represents (a) 709,491 shares held by Primus Capital Fund IV L.P. (PCF IV LP). The sole general partner of PCF IV LP is Primus Venture Partners IV Limited Partnership (PVP IV LP). The sole general partner of PVP IV LP is Primus Venture Partners IV, Inc. (PVP IV Inc.). Mr. Mulligan, a director of PVP IV Inc., shares voting power and investment power with respect to the shares with four other directors of PVP IV Inc. Mr. Mulligan disclaims beneficial ownership of the shares held by PCF IV LP except to the extent of his pecuniary interest therein; (b) 29,562 shares held by Primus Executive Fund L.P. (PEF LP). The sole general partner of PEF LP is PVP IV LP. The sole general partner of PVP IV LP is PVP IV Inc. Mr. Mulligan, a director of PVP IV Inc., shares voting power and investment power with respect to the shares with four other directors of PVP IV Inc. Mr. Mulligan disclaims beneficial ownership of the shares held by PEF LP except to the extent of his pecuniary interest therein; and (c) options to purchase 1,500 shares, which he could exercise within 60 days of April 24, 2006.

(13)           The figure represents (a) 1,231,755 shares held by William Blair Capital Partners V, L.P. (WBCP LP). William Blair Capital Management, LLC (WBCM) is the general partner of WBCP LP and, through a six person board of managers composed of certain of its members, has voting and investment power over the shares held by WBCP LP. Mr. Newmark is a managing director of WBCM and has no voting or investment power over the shares. Consequently, Mr. Newmark disclaims beneficial ownership of the shares held by WBCP LP except to the extent of his pecuniary interest therein; and (b) options to purchase 1,500 shares, which he could exercise within 60 days of April 24, 2006.

(14)           The figure represents outstanding shares and options described in the preceding footnotes.

(15)           The figure represents 1,276,001 outstanding shares owned by Best Buy Co., Inc. While investment decisions of Best Buy Co., Inc. are made by investment committees which do not include Mr. Healy, as an executive officer of Best Buy Co., Inc., Mr. Healy has legal power to vote and dispose of the shares and thus may be deemed to beneficially own them. However, Best Buy Co., Inc. treats the shares as a corporate asset which is not beneficially owned by any individual employee and Mr. Healy disclaims any such beneficial ownership.

(16)           As reported on the owner’s Form 4 that reported beneficial ownership as of July 29, 2005.

(17)           As reported on the owner’s Schedule 13G that reported beneficial ownership as of December 31, 2005.

Item 13.                 Certain Relationships and Related Transactions.

Acquisition of The GolfWorks.

In March 2006, we acquired all of the outstanding shares of The GolfWorks. Mark R. McCormick, our Senior Vice President—CEO of The GolfWorks, was an executive officer of The GolfWorks prior to the acquisition and is the brother of Michael W. McCormick, our Chief Marketing Officer. The purchase price, excluding direct costs of the acquisition, consisted of $3.7 million in cash ($500,000 of which has been deposited into an indemnification escrow); 250,862 shares of our common stock valued at $4.8 million based on the average closing price of our common stock on the Nasdaq National Market during the five-day trading period beginning three trading days prior to our announcement of the acquisition; and warrants to purchase 150,000 shares of our common stock with a fair value of $1.4 million, determined using the Black-Scholes option pricing model. The warrants have an exercise price of $17.94 per share and a 10-year term expiring on March 16, 2016. In addition, we assumed $5.4 million in debt from The GolfWorks. Of the purchase price, Mark R. McCormick received an allocation of $168,150 of the cash deposited in the indemnification escrow, 145,214 shares of our common stock, and a warrant to purchase 50,450 shares of our common stock.

Purchase of Inventory from The GolfWorks.

Prior to our acquisition of The GolfWorks in the first quarter of fiscal 2007, we purchased certain inventory from The GolfWorks. Our decision to conduct business with The GolfWorks was based on both qualitative and quantitative factors including product offerings, pricing and customer service. Our Chief Executive Officer and Chief Operating Officer reviewed our transactions with The GolfWorks, determined that the transactions were at arm’s-length and approved The GolfWorks as an ongoing supplier of certain inventory. Total purchases from The GolfWorks during fiscal 2004, 2005 and 2006 were $593,557, $727,573 and $1,352,374, respectively.

Sublease of Property from Best Buy Co., Inc.

On August 6, 2004, we entered into a sublease for our Gurnee, Illinois store with Best Buy Co., Inc. as sublessor. As of February 25, 2006, Best Buy owned 1,276,001 shares of our common stock. Thomas C. Healy, Best Buy’s executive vice president-Best Buy For Business, serves as a member of our board of directors. The terms of the sublease provide that from December 1, 2004 to January 31, 2010, minimum annual rent will be $232,499, or $19,375 per month. From February 1, 2010 to January 31, 2015, minimum annual rent will be $243,727, or $20,311 per month. The sublease will expire on January 31, 2015. We began making rent payments on December 1, 2004. The total amount paid to Best Buy, including payments for real estate taxes and common area charges, was $88,663 and $242,286 for fiscal 2005 and fiscal 2006, respectively.

Item 14.                 Principal Accounting Fees and Services.

For the fiscal year ended February 25, 2006, Ernst & Young LLP (E&Y) served as our independent registered public accounting firm. The following table presents the aggregate fees billed for audit and non-audit services rendered by E&Y during fiscal years 2005 and 2006.

Service Type	Fiscal 2005	Fiscal 2006
Audit Fees(1)	$ 88,268	$ 466,440
Audit-Related Fees(2)	9,250	125,100
Tax Fees(3)	48,785	20,305
All Other Fees	—	—
Total Fees Billed	$ 146,303	$ 611,845

(1)                Consists of fees billed for professional services rendered in connection with the audits of our annual financial statements for the fiscal years ended February 26, 2005, and February 25, 2006; the audit of the consolidated financial statements of Ralph Maltby Enterprises, Inc. for the year ended December 31, 2005; the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for the quarterly periods ended August 27, 2005, and November 26, 2005, respectively; and consultation on accounting matters. The audit fees for fiscal 2006 include $178,800 for professional services rendered in connection with our registration statement on Form S-1 (File No. 333-125007) that was declared effective by the Securities and Exchange Commission on July 28, 2005 (i.e., our initial public offering).

(2)                Consists of fees billed for the audits of our defined contribution 401(k) profit sharing plan. The audit-related fees for fiscal 2006 include $112,100 for due diligence related to our acquisition of The GolfWorks.

(3)                Consists of fees for tax advisory services in connection with the preparation of our tax returns; claims for refund; tax planning; and tax audits and appeals.

Consistent with SEC rules regarding auditor independence, our audit committee has responsibility for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, and in accordance with SEC rules and the Listing Standards of the Nasdaq National Market, it is the policy of the committee to pre-approve all audit, audit-related, tax and other permissible services proposed to be provided by the independent registered public accounting firm. The fees listed above were pre-approved by our audit committee pursuant to the committee’s pre-approval policy.

PART IV

Item 15.      Exhibits, Financial Statement Schedules.

(a)           The following documents are filed as part of this Report:

(1)   All financial statements

All financial statements as set forth under Item 8 of this Report.

(2)   Financial statement schedules

Schedule II—Valuation and qualifying accounts.

All other schedules are omitted because they are not applicable or not required or because the required information is shown in our financial statements or the notes thereto.

(3)   Exhibits

Exhibit No.	Description	Method of Filing
1	Form of Underwriting Agreement	4
2.1	Agreement and Plan of Reorganization, dated as of February 15, 2006, by and among Golf Galaxy, Inc.; GolfWorks Acquisition Corp.; Ralph Maltby Enterprises, Inc. a/k/a The GolfWorks; and Ralph D. Maltby, Donna D. Maltby and Mark R. McCormick	5
3.1	Amended and Restated Articles of Incorporation	3
3.2	Amended and Restated Bylaws	3
4.1	Specimen of common stock certificate	4
4.2	Stock Purchase Warrant dated as of October 3, 2000 by and between Piper Jaffray & Co. (formerly, U.S. Bancorp Piper Jaffray Inc.) and the Registrant	2
4.3	Amended and Restated Registration Rights Agreement dated as of October 3, 2000 among the holders of preferred stock, Randall K. Zanatta, Gregory B. Maanum and the Registrant	2
4.4	Conversion Agreement dated May 16, 2005 among the holders of preferred stock and the Registrant	3
10.1	Retention Agreement between the Registrant and Randall K. Zanatta, dated December 31, 1997	2
10.2	Retention Agreement between the Registrant and Gregory B. Maanum, dated December 31, 1997	2
10.3	Employment Agreement between the Registrant and Randall K. Zanatta, dated December 31, 1997	2
10.4	Employment Agreement between the Registrant and Gregory B. Maanum, dated December 31, 1997	2
10.5	Employment Agreement between the Registrant and Michael W. McCormick, dated January 6, 2003	2
10.6	Employment Agreement between the Registrant and Richard C. Nordvold, dated March 15, 2004	2
10.7	Employment Agreement between the Registrant and Ronald G. Hornbaker, dated May 11, 2005	2
10.8	1996 Stock Option and Incentive Plan, as amended and restated	2
10.9	Form of Incentive Stock Option Agreement for 1996 Stock Option and Incentive Plan	2
10.10	2004 Stock Incentive Plan	2
10.11	Form of Incentive Stock Option Agreement for 2004 Stock Incentive Plan	2
10.12	Loan and Security Agreement dated as of October 20, 2004 by and between Wells Fargo Retail Finance, LLC and the Registrant	2
10.13	Form of Non-Qualified Stock Option Agreement for 1996 Stock Option and Incentive Plan	3
10.14	Form of Non-Qualified Stock Option Agreement for 2004 Stock Incentive Plan	3

Exhibit No.	Description	Method of Filing
10.15	Resolutions of shareholders approving an increase in the number of shares subject to the 1996 Stock Option and Incentive Plan	4
10.16	Employment Agreement between the Registrant and Ralph D. Maltby, dated March 16, 2006	6
10.17	Employment Agreement between the Registrant and Mark R. McCormick, dated March 16, 2006	6
21.1	Subsidiaries of the registrant	1
23.1	Consent of Independent Registered Public Accounting Firm	1
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).	1
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).	1
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).	1
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).	1

1.                 Document is filed herewith.

2.                 Exhibit so marked was filed with the SEC on May 17, 2005, as an exhibit to the Registration Statement on Form S-1 (Registration No. 333-125007) of Golf Galaxy, Inc., and is incorporated herein by reference and made a part hereof.

3.                 Exhibit so marked was filed with the SEC on June 28, 2005, as an exhibit to Amendment No. 1 of the Registration Statement on Form S-1 (Registration No. 333-125007) of Golf Galaxy, Inc., and is incorporated herein by reference and made a part hereof.

4.                 Exhibit so marked was filed with the SEC on July 15, 2005, as an exhibit to Amendment No. 2 of the Registration Statement on Form S-1 (Registration No. 333-125007) of Golf Galaxy, Inc., and is incorporated herein by reference and made a part hereof.

5.                 Exhibit so marked was filed with the SEC on February 21, 2006, as an exhibit to a Current Report on Form 8-K of Golf Galaxy, Inc., and is incorporated herein by reference and made a part hereof.

6.                 Exhibit so marked was filed with the SEC on March 21, 2006, as an exhibit to a Current Report on Form 8-K of Golf Galaxy, Inc., and is incorporated herein by reference and made a part hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLF GALAXY, INC.
(Registrant)
By	/s/ RANDALL K. ZANATTA
Randall K. Zanatta
President, Chief Executive Officer and Chairman
(Principal Executive Officer)
/s/ RICHARD C. NORDVOLD
Richard C. Nordvold
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date	May 3, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RANDALL K. ZANATTA	President, Chief Executive Officer, Chairman and Director
Randall K. Zanatta	(Principal Executive Officer)	May 3, 2006
/s/ GREGORY B. MAANUM	Chief Operating Officer and Director
Gregory B. Maanum		May 3, 2006
/s/ RICHARD C. NORDVOLD	Chief Financial Officer
Richard C. Nordvold	(Principal Financial and Accounting Officer)	May 3, 2006
/s/ GREGG S. NEWMARK	Director
Gregg S. Newmark		May 3, 2006
/s/ WILLIAM C. MULLIGAN	Director
William C. Mulligan		May 3, 2006
/s/ DAVID E. BLOOM	Director
David E. Bloom		May 3, 2006
/s/ DAVID S. GELLMAN	Director
David S. Gellman		May 3, 2006
/s/ JACK W. EUGSTER	Director
Jack W. Eugster		May 3, 2006
/s/ THOMAS C. HEALY	Director
Thomas C. Healy		May 3, 2006

EXHIBIT INDEX TO FORM 10-K

1	Form of Underwriting Agreement
2.1

Agreement and Plan of Reorganization, dated as of February 15, 2006, by and among Golf Galaxy, Inc.; GolfWorks Acquisition Corp.; Ralph Maltby Enterprises, Inc. a/k/a The GolfWorks; and Ralph D. Maltby, Donna D. Maltby and Mark R. McCormick

3.1	Amended and Restated Articles of Incorporation
3.2	Amended and Restated Bylaws
4.1	Specimen of common stock certificate
4.2	Stock Purchase Warrant dated as of October 3, 2000 by and between Piper Jaffray & Co. (formerly, U.S. Bancorp Piper Jaffray Inc.) and the Registrant
4.3	Amended and Restated Registration Rights Agreement dated as of October 3, 2000 among the holders of preferred stock, Randall K. Zanatta, Gregory B. Maanum and the Registrant
4.4	Conversion Agreement dated May 16, 2005 among the holders of preferred stock and the Registrant
10.1	Retention Agreement between the Registrant and Randall K. Zanatta, dated December 31, 1997
10.2	Retention Agreement between the Registrant and Gregory B. Maanum, dated December 31, 1997
10.3	Employment Agreement between the Registrant and Randall K. Zanatta, dated December 31, 1997
10.4	Employment Agreement between the Registrant and Gregory B. Maanum, dated December 31, 1997
10.5	Employment Agreement between the Registrant and Michael W. McCormick, dated January 6, 2003
10.6	Employment Agreement between the Registrant and Richard C. Nordvold, dated March 15, 2004
10.7	Employment Agreement between the Registrant and Ronald G. Hornbaker, dated May 11, 2005
10.8	1996 Stock Option and Incentive Plan, as amended and restated
10.9	Form of Incentive Stock Option Agreement for 1996 Stock Option and Incentive Plan
10.10	2004 Stock Incentive Plan
10.11	Form of Incentive Stock Option Agreement for 2004 Stock Incentive Plan
10.12	Loan and Security Agreement dated as of October 20, 2004 by and between Wells Fargo Retail Finance, LLC and the Registrant
10.13	Form of Non-Qualified Stock Option Agreement for 1996 Stock Option and Incentive Plan
10.14	Form of Non-Qualified Stock Option Agreement for 2004 Stock Incentive Plan
10.15	Resolutions of shareholders approving an increase in the number of shares subject to the 1996 Stock Option and Incentive Plan
10.16	Employment Agreement between the Registrant and Ralph D. Maltby, dated March 16, 2006
10.17	Employment Agreement between the Registrant and Mark R. McCormick, dated March 16, 2006
21.1	Subsidiaries of the registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Golf Galaxy, Inc.

We have audited the financial statements of Golf Galaxy, Inc. as of February 25, 2006, and February 26, 2005, and for each of the three years in the period ended February 25, 2006, and have issued our report thereon dated March 31, 2006. Our audits also included the financial statement schedule listed in Item 15(a) of Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
March 31, 2006

GOLF GALAXY, INC.
Schedule II—Valuation and Qualifying Accounts
Years Ended February 25, 2006, February 26, 2005 and February 28, 2004
(In Thousands)

	Balance at Beginning of Period	Additions— Charged to Costs and Expenses	Deductions	Balance at End of Period
Accounts receivable reserves:
Year ended February 28, 2004
Bad debt reserve	98	34	(82)	50
Year ended February 26, 2005
Bad debt reserve	50	—	—	50
Year ended February 25, 2006
Bad debt reserve	50	20	—	70
Inventory reserves:
Year ended February 28, 2004
Inventory reserve	468	242	(208)	502
Year ended February 26, 2005
Inventory reserve	502	124	(63)	563
Year ended February 25, 2006
Inventory reserve	563	416	(147)	832
Sales Returns Reserve:
Year ended February 28, 2004
Sales returns reserve	31	54	(41)	44
Year ended February 26, 2005
Sales returns reserve	44	30	(24)	50
Year ended February 25, 2006
Sales returns reserve	50	54	(11)	93