Form 10-Q
period 2006-05-27
Golf Galaxy, Inc.
filed 2006-07-11
CIK 1327098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 27, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

As of July 1, 2006, the Company had 10,978,859 shares of common stock, par value $0.01 per share, outstanding.

GOLF GALAXY, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MAY 27, 2006
INDEX

PART I-FINANCIAL INFORMATION
Item 1. Financial Statements.
Consolidated Balance Sheets as of May 27, 2006 (unaudited), May 28, 2005 (unaudited) and February 25, 2006
Consolidated Statements of Operations for the Three Months Ended May 27, 2006 and May 28, 2005 (unaudited)
Consolidated Statements of Cash Flows for the Three Months Ended May 27, 2006 and May 28, 2005 (unaudited)
Notes to Unaudited Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Item 4. Controls and Procedures.
PART II-OTHER INFORMATION
Item 5. Other Information.
Item 6. Exhibits.
SIGNATURES

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GOLF GALAXY, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	May 27, 2006 (unaudited)	May 28, 2005 (unaudited)	February 25, 2006
Assets
Current assets:
Cash and cash equivalents	$2,854	$9,159	$11,075
Accounts receivable, net of allowances of $204, $50 and $70, respectively	11,373	9,523	4,523
Inventories, net	69,856	44,492	45,278
Deferred tax assets	2,903	2,219	2,275
Prepaid expenses and other current assets	2,978	1,510	2,921
Total current assets	89,964	66,903	66,072

Property and equipment, net	40,338	23,856	35,218
Intangibles, net	2,154	—	—
Goodwill	7,420	—	—
Deferred tax assets	5,041	2,272	4,700
Other assets	301	447	557
Total assets	$145,218	$93,478	$106,547
Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$47,487	$39,399	$23,224
Accrued liabilities	16,628	10,880	16,453
Total current liabilities	64,115	50,279	39,677

Deferred tax liabilities	1,836	—	—
Deferred rent credits and other	15,017	10,701	12,177

Redeemable convertible preferred stock, including accumulated preferred stock dividends:
Preferred Series A, par value $1.00, Authorized shares — 80,000; Issued and outstanding — 0, 80,000 and 0, respectively	—	14,338	—
Preferred Series B, par value $1.00, Authorized shares — 35,000; Issued and outstanding — 0, 35,000 and 0, respectively	—	5,863	—
Preferred Series C, par value $1.00, Authorized shares — 100,000; Issued and outstanding — 0, 100,000 and 0, respectively	—	15,945	—
Preferred Series D, par value $1.00, Authorized shares — 150,000; Issued and outstanding — 0, 94,000 and 0, respectively	—	13,593	—
	—	49,739	—
Shareholders’ equity (deficit):
Common stock, par value $0.01 per share:
Authorized shares — 40,000,000; Issued and outstanding — 10,978,859, 1,883,969 and 10,671,803, respectively	110	19	107
Additional paid-in capital	75,895	—	68,961
Accumulated deficit	(11,803)	(17,260)	(14,375)
Accumulated other comprehensive income	48	—	—
Total shareholders’ equity (deficit)	64,250	(17,241)	54,693
Total liabilities and shareholders’ equity (deficit)	$145,218	$93,478	$106,547

NOTE: The Balance Sheet as of February 25, 2006, has been derived from the audited financial statements.

See accompanying notes.

GOLF GALAXY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended
	May 27, 2006	May 28, 2005

Net sales	$82,517	$58,570
Cost of sales	56,219	40,342
Gross profit	26,298	18,228
Operating expenses:
Retail operating	15,817	10,932
General and administrative	4,482	3,102
Preopening	1,648	1,310
Total operating expenses	21,947	15,344
Income from operations	4,351	2,884
Interest income, net	8	15
Income before income taxes	4,359	2,899
Income tax expense	(1,787)	(1,206)
Net income	2,572	1,693
Less preferred stock dividends	—	(998)
Net income applicable to common shareholders	$2,572	$695
Net income per share:
Basic	$0.24	$0.37
Diluted	$0.22	$0.21
Weighted average number of shares outstanding:
Basic	10,890,837	1,883,969
Diluted	11,590,229	8,042,819

See accompanying notes.

GOLF GALAXY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	May 27, 2006	May 28, 2005
Operating activities
Net income	$2,572	$1,693
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,842	1,142
Disposal of property and equipment	22	4
Amortization of debt issuance costs	3	3
Stock-based compensation	247	—
Change in operating assets and liabilities:
Accounts receivable	(5,248)	(6,068)
Inventories	(19,086)	(14,077)
Prepaid expenses and other	(10)	(219)
Accounts payable	20,804	23,573
Accrued liabilities and other	5,460	4,989
Net cash provided by operating activities	6,606	11,040
Investing activities
Acquisition of The GolfWorks, net of $501 cash acquired	(3,559)	—
Additions to property and equipment	(6,377)	(5,126)
Net cash used in investing activities	(9,936)	(5,126)
Financing activities
Proceeds from the exercise of stock options and warrants	242	—
Excess tax benefits from stock-based compensation	222	—
Repayment of debt assumed from The GolfWorks	(5,403)	—
Net cash used in financing activities	(4,939)	—
Effect of exchange rate changes on cash and cash equivalents	48	—
Net (decrease) increase in cash and cash equivalents	(8,221)	5,914
Cash and cash equivalents, beginning of year	11,075	3,245
Cash and cash equivalents, end of quarter	$2,854	$9,159
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$46	$2
Taxes	$1,198	$1,319
Supplemental disclosure of non-cash investing and financing activities
Common stock and common stock warrants issued in connection with the acquisition of The GolfWorks	$6,226	$—
Purchases of property and equipment awaiting processing for payment, included in accrued liabilities	$1,860	$461

See accompanying notes.

GOLF GALAXY, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Golf Galaxy, Inc. (“Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Due to the seasonal nature of the Company’s business, interim results are not necessarily indicative of results for the entire fiscal year.

These interim unaudited consolidated financial statements and the related notes should be read in conjunction with the annual financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2006.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the period. Ultimate results could differ from those estimates.

The unaudited consolidated financial statements include the accounts of Golf Galaxy and its wholly owned subsidiary from the date of acquisition. All intercompany transactions have been eliminated in consolidation.

The Company operates one reportable business segment - Retail. The Retail segment is primarily engaged in specialty golf retail within the United States. The Retail segment includes all of the Company’s retail channels including stores, catalog and eCommerce businesses. The Company identifies segments based on the nature of the business activities and the processes by which management makes strategic and operating decisions, assesses performance and allocates resources. No single customer accounts for 10% or more of the Company’s net sales.

2. Public Offerings of Common Stock

Initial Public Offering

The Company completed its initial public offering (“IPO”), as of August 3, 2005, issuing 3,000,000 common shares at an offering price of $14.00. As part of the IPO, all of the then outstanding preferred stock was converted into 5,752,467 shares of common stock, of which 1,542,500 were sold in the IPO, resulting in a total offering of 4,542,500 common shares. The Company’s common stock trades on the Nasdaq National Market under the symbol “GGXY.”

After issuance costs, the Company received net proceeds of $37.9 million, of which $19.6 million was used to pay preferred shareholders all of the accrued and unpaid dividends due upon the conversion of their shares of preferred stock into shares of the Company’s common stock. The remainder of the net proceeds was used primarily to fund capital expenditures to open new stores and the March 2006 acquisition of Ralph Maltby Enterprises, Inc., now known as Golf Galaxy GolfWorks, Inc. (“The GolfWorks”).

Withdrawn Follow-on Offering

Certain holders of the unregistered shares of common stock remaining from the conversion of their preferred stock concurrent with the IPO exercised their demand registration rights during the first quarter of fiscal 2007. In May 2006, the Company initially filed a registration statement on Form S-1 for an underwritten public offering by the Company, with the majority of the shares in the offering provided by certain selling shareholders. The registration statement was later withdrawn due to a decline in the Company’s stock price and the related costs of the withdrawn offering of $346,000, pre-tax, were included in general and administrative expenses in the first quarter of fiscal 2007. The former preferred shareholders retain their demand registration rights for the existing unregistered common shares.

3. Acquisition of The GolfWorks

In the first quarter of fiscal 2007, Golf Galaxy acquired all of the outstanding shares of The GolfWorks for a combination of cash, common stock and warrants to purchase common stock. The aggregate purchase price, including direct acquisition costs of $315,000, consisted of $4.1 million in cash ($500,000 of which was deposited into an indemnification escrow); 250,862 shares of the Company’s common stock valued at $4.8 million and warrants to purchase 150,000 shares of the Company’s common stock with a fair value of $1.4 million. The value of the common stock was based on the average closing price of the Company’s common stock on the Nasdaq National Market during a five-day trading period beginning three trading days prior to the announcement of the acquisition; the value of the warrants was determined using the Black-Scholes option pricing model. The warrants are immediately exercisable at $17.94 per share with a 10-year term expiring on March 16, 2016. The Company also assumed $5.4 million in existing debt from The GolfWorks. Following the acquisition, the Company repaid all outstanding debt of The GolfWorks with a combination of available cash and borrowings under Golf Galaxy’s credit facility.

The GolfWorks is primarily a retailer of golf-related products including proprietary clubheads, components and tools for club-making, as well as golf accessories and name brand shafts and grips. In addition to its retail catalogs and eCommerce website, The GolfWorks’ products and fitting systems are featured in many Golf Galaxy stores and are planned to be included in all Golf Galaxy retail stores by the end of fiscal 2007. The Company believes The GolfWorks brand provides an opportunity to expand our retail offerings to new and existing customers. The Company intends to grow The GolfWorks brand through an expanded store-in-store service area in the Company’s stores combined with integrated marketing and product offerings. The expanded service area features The GolfWorks brand to highlight the Company’s technical expertise in club repair and upgrade services. The store-in-store also features a wide assortment of golf club components, tools, shafts and grips for customers interested in building or servicing their own equipment. In addition, the acquisition facilitates the continued growth of the Company’s direct-to-consumer channel on a cost efficient basis. The acquired GolfWorks facilities include a customer contact center; distribution center; research, design and light assembly facilities; and a school for club builders. In April 2006, Golf Galaxy combined its contact center with The GolfWorks’ contact center to create a more efficient and lower-cost operation.

The acquisition of The GolfWorks was accounted for under the purchase method of accounting. Accordingly, the results of The GolfWorks have been included in the Company’s consolidated financial statements as a wholly owned subsidiary beginning March 16, 2006. The Company allocated the purchase price to the acquired assets and liabilities of The GolfWorks, based on an estimate of their fair values. In developing an estimate of fair value, a number of factors were considered, including historical operating results, expectations of future operations and strategies, and the use of independent appraisals. The excess of the purchase price over the estimated fair value of the acquired assets and assumed liabilities has been assigned to goodwill.  The goodwill is not deductible for tax purposes and the acquired assets retain their original income tax basis. The following summarizes the estimated fair values of the acquired assets and liabilities of The GolfWorks at the date of acquisition. The allocation of the purchase price is subject to revision as the Company completes its evaluation of the fair values of the acquired assets and liabilities. Any subsequent revisions to the purchase price allocation are not expected to be material.

Acquisition Allocation
($ in thousands)
Cash	$3,745
Golf Galaxy, Inc. common stock	4,778
Warrants to purchase common stock	1,448
Direct acquisition costs	315
Total purchase price	$10,286

Allocation of purchase price to the fair value of acquired assets and liabilities:
Cash and cash equivalents	$501
Accounts receivable, net of allowances	1,590
Inventories, net	5,474
Prepaid expenses and other	44
Property and equipment, net	3,429
Intangible assets	2,230
Goodwill	7,420
Deferred tax assets	791
Accounts payable	(3,424)
Accrued liabilities and other	(702)
Borrowings under credit facility and debt outstanding	(5,403)
Deferred tax liabilities	(1,664)
Total purchase price	$10,286

The estimated fair values of the intangible assets as of the acquisition date were determined based on an independent third party appraisal, and are as follows ($ in thousands):

Intangible asset description	Amount	Estimated useful life
Trademarks	$1,000	Indefinite
Customer lists	800	4 years
Non-compete agreements	320	5 years
Copyrights	90	Indefinite
Patents	20	8 years
Total	$2,230

The intangible assets will be amortized over their estimated useful lives where applicable. Based on the results of the independent appraisal, the trademarks and copyrights were deemed to have indefinite lives and accordingly, will not be amortized. Goodwill and the indefinite-lived intangible assets will be subject to periodic evaluation for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets.

4. Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) requires compensation expense to be measured based on the grant-date fair value of the award and recognized over the requisite service period for awards that vest. SFAS No. 123(R) also requires a change in the classification of the benefits of tax deductions in excess of recognized compensation cost from operating cash flow to a financing cash flow in periods after adoption. The Company adopted SFAS No. 123(R) effective February 26, 2006. Prior to February 26, 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Compensation expense for stock options was measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the stock option exercise price. Prior to fiscal 2006, all stock options had an exercise price equal to the estimated fair value of the common stock at the time of grant, resulting in no compensation expense recorded for the issuance of stock options.

Pursuant to the transition requirements of SFAS No. 123(R) for a newly public entity, the Company is applying the modified prospective method only to unvested awards that were granted on or after its IPO. The unrecognized compensation cost relating to those awards will be recognized in the financial statements over the remaining requisite service period subsequent to adoption of SFAS No. 123(R). The Company is applying the prospective transition method to unvested awards granted prior to its IPO. The unrecognized compensation cost relating to those awards will continue to be recognized in the financial statements subsequent to adoption of SFAS No. 123(R) using the intrinsic value method under APB Opinion No. 25. Accordingly, other than the stock options granted in May 2005, no compensation expense will be recognized on unvested stock options granted prior to the Company’s IPO unless such awards are subsequently modified.

In May 2005, the Company’s Board of Directors granted options to purchase 138,000 shares of common stock at an exercise price of $8.00 per share based on an independently appraised value as of the most recent fiscal year-end. In addition to the Company’s financial results and growth prospects, the appraisal considered other factors, including the Company’s capital structure as a private company and the relative subordination of the common stock in relation to the preferred stock at the date of the appraisal. Because the exercise price of the stock options granted in May 2005 was below the then-anticipated price range of the Company’s proposed IPO, the Company is recognizing compensation expense ratably over the four-year vesting period of the options based on the difference between the mid-point of the anticipated IPO price range at the time of grant and the exercise price of the options.

As a result of adopting SFAS No. 123(R) on February 26, 2006, the Company’s income before income taxes and net income for the quarter ended May 27, 2006, were $215,000 and $155,000 lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the quarter ended May 27, 2006, were $0.01 lower than if the Company had continued to account for share-based compensation under APB Opinion No. 25.

Prior to the adoption of SFAS No. 123(R), the Company reported all tax benefits resulting from the exercise of stock options as operating cash flows in the statement of cash flows. In accordance with SFAS No. 123(R), the statement of cash flows for the quarter ended May 27, 2006, presents the excess tax benefits from the exercise of stock options as financing cash flows. For the first quarter of fiscal 2007, $222,000 of excess tax benefits were reported as financing cash flows rather than operating cash flows.

In accordance with the transition methods described above, financial results for the first quarter of fiscal 2006 have not been restated. If the Company had elected to apply the fair value recognition provisions under SFAS No. 123, Accounting for Stock-Based Compensation, for the three months ended May 28, 2005, the Company’s net income and net income per share would have been adjusted to the following pro forma amounts (in thousands, except per share amounts):

Three Months Ended (Unaudited)
May 28, 2005
Net income applicable to common shareholders	$695
Add stock-based compensation expense, net of tax	—
Deduct total stock-based compensation determined under fair-value-based method for all awards, net of tax	(34)
Pro forma net income applicable to common shareholders	$661

Net income per share:
Basic—as reported	$0.37
Basic—pro forma	$0.35
Diluted—as reported	$0.21
Diluted—pro forma	$0.21

Stock Options

The Company’s 1996 Stock Option and Incentive Plan and 2004 Stock Incentive Plan (together, “Plans”) provide for the issuance of incentive and non-qualified stock options. Options are generally granted at the fair market value as of the grant date, are exercisable ratably over various periods and expire up to ten years after the date of grant. As of May 27, 2006, there were 2,000,000 common shares authorized for issuance under the Plans.

Stock option activity under the Plans for the three months ended May 27, 2006, was as follows:

	Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	1,238,944	$7.58
Issued	200,000	20.66
Forfeited	(2,950)	8.55
Exercised	(56,194)	4.31
Outstanding, end of period	1,379,800	$9.60	6.9 years	$10,533,000
Exercisable, end of period	696,198	$5.78	4.5 years	$7,548,000

The fair value of each option was estimated on the date of grant using the weighted average assumptions provided below. Prior to the Company’s IPO, fair value was estimated using the minimum value method. Subsequent to the IPO, the Company estimates the fair value of each option on the grant date using the Black-Scholes option-pricing model. Based on these assumptions, the estimated weighted average fair value of the options granted in the first quarter of fiscal 2007 and 2006 was $11.25 and $1.43, respectively. Because of the limited history of market trading in the Company’s common stock, estimated volatility for the first quarter of fiscal 2007 was based on an average of the volatility reported by a peer group of publicly traded companies. Beginning with stock options granted in the first quarter of fiscal 2007, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term. According to SEC Staff Accounting Bulletin No. 107, this approach is permitted until December 31, 2007, for a “plain vanilla” employee stock option for which the value is estimated using a Black-Scholes-Merton formula.

	Three Months Ended
	May 27, 2006	May 28, 2005
Weighted Average Assumptions:
Risk-free interest rate	4.7%	4.0%
Expected dividends	—	—
Estimated average life	6.25 years	5 years
Volatility	50%	—

The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the three months ended May 27, 2006, and May 28, 2005, was $1.0 million and $0, respectively. As of May 27, 2006, there was $3.3 million of measured but unrecognized compensation expense related to stock options that is expected to be recognized over a weighted average period of 3.3 years. During the first quarter of fiscal 2007 and 2006, the Company received proceeds of $242,000 and $0, respectively, from the exercise of stock options and warrants.

5. Net Income Per Share

Basic net income per share is computed based on the weighted average number of common shares outstanding. Diluted net income per share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had all potentially dilutive common shares been issued. Potentially dilutive shares of common stock include certain common stock options, warrants and convertible preferred stock, depending on the estimated fair market value of the common stock and amount of net income for the period measured. Net income per diluted share for the first quarter of fiscal 2007 excludes 209,000 outstanding common stock options because they were anti-dilutive.

The following table presents a reconciliation of the numerators and denominators of basic and diluted net income per share (in thousands, except share and per share amounts):

	Three Months Ended (Unaudited)
	May 27, 2006	May 28, 2005
Numerator:
Net income applicable to common shareholders	$2,572	$695
Add preferred stock dividends	—	998
Numerator for diluted net income per share	$2,572	$1,693
Denominator:
Weighted average number of common shares outstanding	10,890,837	1,883,969
Effect of dilutive securities:
Outstanding stock options and warrants	699,392	406,383
Convertible preferred stock	—	5,752,467
Denominator for diluted net income per share	11,590,229	8,042,819
Net income per share:
Basic	$0.24	$0.37
Diluted	$0.22	$0.21

6. Property and Equipment

Major classes of depreciable assets are as follows (in thousands):

	May 27, 2006 (unaudited)	May 28, 2005 (unaudited)	February 25, 2006
Fixtures and equipment	$31,205	$21,280	$24,755
Leasehold improvements	24,829	17,177	19,831
Land and buildings	2,830	—	—
Construction in process	2,232	625	9,671
	61,096	39,082	54,257
Less accumulated depreciation and amortization	(20,758)	(15,226)	(19,039)
Property and equipment, net	$40,338	$23,856	$35,218

7. Intangibles

Intangible assets consisted of the following (in thousands):

May 27, 2006 (unaudited)
Indefinite-lived intangibles
Trademarks	$1,000
Copyrights	90
$1,090
Amortized intangibles
Customer lists	$800
Non-compete agreements	320
Patents	20
$1,140
Less accumulated amortization	(76)
$1,064

Intangibles, net	$2,154

8. Employee Benefit Plan

The Company has a defined contribution 401(k) profit sharing plan (“401(k) Plan”) for eligible employees, which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. Employees are entitled to make tax-deferred contributions of up to 75% of their eligible compensation. Effective July 1, 2005, the Company began matching 50% of the first 4% of eligible compensation contributed to the 401(k) Plan by each participant. The Company’s matching contribution vests after four years of service, at age 59 1/2 regardless of service, or upon the death of the employee. The Company’s matching contribution to the 401(k) Plan for the first quarter of fiscal 2007 was $40,000. The Company did not make a matching contribution to the 401(k) Plan during the first quarter of fiscal 2006. Future matching contributions to the 401(k) Plan are at the Company’s sole discretion.

9. New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement changes the requirements for the accounting and reporting of a change in accounting principle. Rather than recognizing in net income a cumulative effect adjustment, this statement generally requires retroactive application of a change in accounting principle to prior periods’ financial statements. This statement was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement did not have an impact on net income, cash flows or financial position.

In October 2005, the FASB issued FASB Staff Position (“FSP”) FSP 13-1, Accounting for Rental Costs Incurred During a Construction Period. FSP 13-1 requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. FSP 13-1 was effective for the first reporting period after December 15, 2005. We have historically expensed rental costs incurred during a construction period; therefore, the adoption of this FSP did not have an impact on our net income, cash flows or financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Golf Galaxy, Inc. is a leading golf specialty retailer offering a distinctive combination of competitively priced merchandise from the leading national brands in golf equipment and apparel, along with non-commissioned sales assistance and pro shop services. We opened 11 new stores during the first quarter of fiscal 2007. As of May 27, 2006, we operated 61 superstores, generally ranging from 13,000 to 18,000 selling square feet, located in 24 states. Our “Everything for the Game.®” core strategy is to provide avid and casual golfers, as well as gift purchasers, a category dominant selection of leading national brand products, expert sales assistance and professional services, the combination of which is generally not available elsewhere. We offer our customers an exciting, interactive environment that compares favorably with the shopping experience at smaller independent golf stores, on-course pro shops and the golf departments of general sporting goods retailers.

We completed an initial public offering of our common stock on August 3, 2005, selling 3,000,000 shares at an offering price of $14.00 per share resulting in gross proceeds of $42.0 million. Our stock is traded on the Nasdaq National Market under the ticker symbol “GGXY.” As part of the offering, all of the then outstanding preferred stock converted into 5,752,467 shares of our common stock, of which 1,542,500 were sold in the initial public offering, resulting in a total offering of 4,542,500 shares. After deducting the underwriting discounts and commissions, and other offering expenses, we received net proceeds from our initial public offering of $37.9 million. We used $19.6 million of the net proceeds to pay our preferred shareholders all of the accrued and unpaid dividends due upon conversion of their shares of preferred stock into shares of our common stock. The remainder of the net proceeds was used primarily to fund capital expenditures to open new stores and for the March 2006 acquisition of Ralph Maltby Enterprises, Inc. now known as Golf Galaxy GolfWorks, Inc. (“The GolfWorks”).

In the first quarter of fiscal 2007, we acquired all of the outstanding shares of The GolfWorks for a combination of cash, common stock and warrants to purchase common stock. The aggregate purchase price, including direct acquisition costs of $315,000, consisted of $4.1 million in cash ($500,000 of which was deposited into an indemnification escrow); 250,862 shares of our common stock valued at $4.8 million and warrants to purchase 150,000 shares of our common stock with a fair value of $1.4 million. The value of the common stock was based on the average closing price of our common stock on the Nasdaq National Market during a five-day trading period beginning three trading days prior to the announcement of the acquisition; the value of the warrants was determined using the Black-Scholes option pricing model. The warrants are immediately exercisable at $17.94 per share with a 10-year term expiring on March 16, 2016. We also assumed $5.4 million in existing debt from The GolfWorks. Following the acquisition, we repaid all outstanding debt of The GolfWorks with a combination of available cash and borrowings under our credit facility. The results of The GolfWorks have been included in the Company’s consolidated financial statements as a wholly owned subsidiary beginning March 16, 2006.

The GolfWorks is primarily a retailer of golf-related products including proprietary clubheads, components and tools for club-making, as well as golf accessories and name brand shafts and grips. In addition to its retail catalogs and eCommerce website, The GolfWorks’ products and fitting systems are featured in many Golf Galaxy stores and are planned to be included in all Golf Galaxy retail stores by the end of fiscal 2007. We believe The GolfWorks brand provides an opportunity to expand our retail offerings to new and existing customers. We intend to grow The GolfWorks brand through an expanded store-in-store service area in Golf Galaxy’s stores combined with integrated marketing and product offerings. The expanded service area features The GolfWorks brand to highlight our technical expertise in club repair and upgrade services. The store-in-store also features a wide assortment of golf club components, tools, shafts and grips for customers interested in building or servicing their own equipment. In addition, the acquisition facilitates the continued growth of our direct-to-consumer channel on a cost efficient basis. The acquired GolfWorks facilities include a customer contact center; distribution center; research, design and light assembly facilities; and a school for club builders. In April 2006, we combined our contact centers to create a more efficient and lower-cost operation.

Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. Our net sales and net income are generally greatest during the first and second quarters of our fiscal year.

The interim financial statements filed in this Quarterly Report on Form 10-Q (“Report”) and the related discussions contained herein should be read in conjunction with the audited financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended February 25, 2006.

Results of Operations

The following table presents selected items in the unaudited statements of operations as a percentage of our net sales.

	Three Months Ended
	May 27, 2006	May 28, 2005
Statements of Operations Data
Net sales	100.0%	100.0%
Cost of sales	68.1	68.9
Gross profit	31.9	31.1
Retail operating expenses	19.2	18.6
General and administrative expenses	5.4	5.3
Preopening expenses	2.0	2.2
Income from operations	5.3	5.0
Interest income, net	0.0	0.0
Income before income taxes	5.3	5.0
Income tax expense	(2.2)	(2.1)
Net income	3.1%	2.9%

Net sales consist of sales, net of returns, from comparable stores and new stores, as well as sales from our eCommerce and catalog operations. A store is included in comparable store results after it has been in operation for 12 full fiscal months following the month of the store’s grand opening weekend, typically a store’s 13th full month of operations. Sales from our eCommerce and catalog operations are not included in comparable store results. New store sales include net sales from stores that have not yet become comparable.

Cost of sales includes the cost of merchandise sold net of certain vendor allowances, direct costs of services, freight, inventory shrinkage, other inventory valuation adjustments and store occupancy costs. Vendor allowances include promotional support, rebates and volume discounts. Store occupancy costs include rent, real estate taxes and common area maintenance charges.

Retail operating expenses primarily include store associate payroll and related employee benefits, advertising and depreciation. Retail operating expenses also include maintenance, utilities, insurance, bank and credit card charges, other store level expenses, as well as expenses associated with the operation of our catalog operations and eCommerce Internet sites.

General and administrative expenses include all expenses associated with operating our corporate headquarters.

Preopening expenses consist primarily of occupancy, payroll, recruiting and other costs incurred prior to a new store opening as well as incremental advertising in conjunction with the store opening.

Three Months Ended May 27, 2006 Compared with the Three Months Ended May 28, 2005

Net Sales. Net sales for the first quarter of fiscal 2007 increased $23.9 million, or 40.8%, to $82.5 million, compared with $58.6 million for the first quarter of fiscal 2006. The increase resulted primarily from $17.4 million in sales from new stores opened in the current or prior fiscal year, before becoming comparable stores. The remainder of the increase was contributed by incremental sales following the acquisition of The GolfWorks and a comparable store sales gain of 1.0%. The increase in comparable store sales for the first quarter of fiscal 2007, which was on top of a comparable store sales gain of 10.5% for the first quarter of the prior fiscal year, was driven primarily by growth in services, accessories and women’s apparel, reflecting our strategic initiatives in these categories, including the implementation of The GolfWorks store-in-store concept in approximately half of our stores. The increase in these categories was substantially offset by a decrease in sales of golf clubs. We believe net sales for the first quarter of fiscal 2007 overall were adversely impacted by a number of factors, including inclement weather, cautious consumer behavior related to economic uncertainty and a less promotional environment.

Gross Profit. Gross profit increased by $8.1 million, or 44.5%, to $26.3 million for the first quarter of fiscal 2007, up from $18.2 million for the first quarter of fiscal 2006. As a percentage of net sales, the gross profit rate increased by 0.8% to 31.9% for the first quarter of fiscal 2007, compared with 31.1% for the first quarter of the prior fiscal year. The increase in our gross profit rate was due primarily to changes in the sales mix, including increased sales of higher-margin categories such as services and accessories. The gross profit rate also benefited from higher retail margins in certain categories and an increase in vendor support. These factors were partially offset by an increase in store occupancy and in-bound freight costs as a percentage of net sales.

We expect our continued focus on our strategic initiatives, including services and accessories, will continue to have a positive impact on our gross profit rate over the remainder of fiscal 2007 relative to fiscal 2006.

Retail Operating Expenses. Retail operating expenses for the first quarter of fiscal 2007 were $15.8 million, an increase of $4.9 million, or 45.0%, compared with $10.9 million for the first quarter of fiscal 2006. The retail operating expenses rate for the first quarter of fiscal 2007 increased to 19.2% of net sales, up from 18.6% of net sales for the first quarter of fiscal 2006. The increase in retail operating expenses as a percentage of net sales was due primarily to the new stores opened in the current and prior fiscal year. New stores generally have higher operating expenses as a percentage of net sales in comparison to mature stores due to the impact of a partial year of net sales in the year opened and because mature stores generally have higher sales volumes relative to their operating expenses.

Due to our store growth and the high percentage of new stores in our store base, we expect retail operating expenses as a percentage of net sales to remain modestly higher through the remainder of this fiscal year when compared with prior periods.

General and Administrative Expenses. General and administrative expenses were $4.5 million for the first quarter of fiscal 2007, an increase of $1.4 million, or 45.2%, compared with $3.1 million for the same period of the prior fiscal year. As a percentage of net sales, general and administrative expenses increased to 5.4% for the first quarter of fiscal 2007, up from 5.3% of net sales for the first quarter of fiscal 2006. The increase in general and administrative expenses as a percentage of net sales was due primarily to several factors, including a $346,000 charge related to our follow-on common stock offering initiated and withdrawn during the quarter. In addition, stock-based compensation expense and additional costs related to operating as a public company were incurred in the current fiscal year and were not incurred in the prior year’s first quarter. These factors were partially offset by a reduction in performance-based compensation expense.

We adopted SFAS No. 123(R) at the beginning of fiscal 2007. SFAS No. 123(R) requires compensation expense to be measured based on the grant-date fair value of the award and recognized over the requisite service period for awards that vest. Prior to February 26, 2006, we accounted for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, and related Interpretations. Compensation expense for stock options was measured as the excess, if any, of the fair value of our common stock at the date of grant over the stock option exercise price. Prior to fiscal 2006, all stock options had an exercise price equal to the estimated fair value of the common stock at the time of grant, resulting in no compensation expense recorded for the issuance of stock options.

Pursuant to the transition requirements of SFAS No. 123(R) for a newly public entity, we are applying the modified prospective method only to unvested awards that were granted on or after our IPO. The unrecognized compensation cost relating to those awards will be recognized in the financial statements over the remaining requisite service period subsequent to adoption of SFAS No. 123(R). We are applying the prospective transition method to unvested awards granted prior to our IPO. The unrecognized compensation cost relating to those awards will continue to be recognized in the financial statements subsequent to adoption of SFAS No. 123(R) using the intrinsic value method under APB Opinion No. 25. Accordingly, other than the stock options granted in May 2005, no compensation expense will be recognized on unvested stock options granted prior to our IPO unless such awards are subsequently modified.

As a result of adopting SFAS No. 123(R) on February 26, 2006, our general and administrative expenses for the quarter ended May 27, 2006, were $215,000 higher than if we had continued to account for share-based compensation under APB Opinion No. 25. For fiscal 2007, we expect general and administrative expenses to be approximately $1.2 million, pre-tax, higher as a result of expensing stock options in accordance with SFAS No. 123(R).

Preopening Expenses. Preopening expenses increased by $0.3 million to $1.6 million for the first quarter of fiscal 2007, compared with $1.3 million for the same period of fiscal 2006. We opened 11 new stores during both periods. The increase was related primarily to the higher cost of opening stores in certain markets, including the New York City metro market. The increase in preopening expenses also reflected a higher level of advertising to establish our new markets and variances in the timing of preopening activities for stores opened in each fiscal quarter.

Income Tax Expense. We recorded an income tax provision of $1.8 million for the first quarter of fiscal 2007, compared with $1.2 million for the first quarter of fiscal 2006. The income tax provisions were based on estimated annual effective income tax rates of 41.0% and 41.6% for the first quarter of fiscal 2007 and 2006, respectively. The change in the effective income tax rate was due primarily to fluctuations in the impact of state income taxes.

Net Income. Net income was $2.6 million for the first quarter of fiscal 2007, compared with $1.7 million for the first quarter of the prior fiscal year, an increase of $0.9 million, or 52.9%.

Pro-Forma Net Income Per Share. Pro-forma net income per share is presented as if our initial public offering had occurred immediately prior to the beginning of fiscal 2006. We believe the use of pro-forma net income per share provides a consistent measure of profitability as well as important supplemental information due to the significant increase in common shares outstanding resulting from the completion of our initial public offering and the conversion of the convertible preferred stock into shares of common stock as of August 3, 2005. Pro-forma net income per share is considered a non-GAAP financial measure and is not in accordance with, or preferable to, the ratio determined in accordance with GAAP. Pro-forma net income per share is intended to be a supplement to, but not a substitute for, financial information prepared in accordance with GAAP. Further, pro-forma net income per share, as we define it, may not be comparable to a similarly titled measure used by other companies. The most directly comparable GAAP financial measure to pro-forma net income per share is net income per share.

The following table presents a reconciliation of the numerator and denominator used in the calculation of pro-forma net income per share (in thousands, except share and per share amounts):

Three Months Ended (Unaudited)
May 28, 2005
Pro-forma Information
Pro-forma net income applicable to common shareholders	$1,693
Pro-forma net income per share:
Basic	$0.16
Diluted	$0.15
Pro-forma weighted average number of shares outstanding:
Basic	10,636,436
Diluted	11,042,819

Reconciliation of pro-forma information to GAAP
Net income applicable to common shareholders (GAAP)	$695
Preferred stock dividends	998
Net income applicable to common shareholders (pro-forma)	$1,693
Basic
Weighted average number of shares outstanding (GAAP)	1,883,969
Conversion of preferred stock to common	5,752,467
Weighted average additional shares issued in IPO	3,000,000
Weighted average number of shares outstanding (pro-forma)	10,636,436
Diluted
Weighted average number of shares outstanding (GAAP)	8,042,819
Weighted average additional shares issued in IPO	3,000,000
Weighted average number of shares outstanding (pro-forma)	11,042,819

Quarterly Results of Operations and Seasonality

The following table sets forth certain unaudited financial and operating data for each quarter of fiscal 2006 and the first quarter of fiscal 2007. The accompanying unaudited financial and operating data has been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, the unaudited quarterly information reflects all adjustments, which include only normal and recurring adjustments, considered necessary to present fairly the information shown.

	Fiscal 2006
	Quarter Ended May 28, 2005	Quarter Ended August 27, 2005	Quarter Ended Nov. 26, 2005	Quarter Ended Feb. 25, 2006
	($ in thousands, except per share data)
Net sales	$58,570	$69,635	$31,800	$40,125
Gross profit	18,228	22,070	7,885	10,555
Gross profit as a percentage of net sales	31.1%	31.7%	24.8%	26.3%
Retail operating expenses	10,932	10,773	7,594	8,213
General and administrative expenses	3,102	2,155	2,527	2,249
Preopening expenses	1,310	40	662	911
Income (loss) from operations	2,884	9,102	(2,898)	(818)
Income (loss) before income taxes	2,899	9,202	(2,726)	(666)
Net income (loss)	$1,693	$5,447	$(1,609)	(265)
Basic net income (loss) per share	$0.37	$0.98	$(0.15)	(0.02)
Diluted net income (loss) per share	$0.21	$0.59	$(0.15)	(0.02)
Weighted average shares outstanding:
Basic	1,883,969	4,801,458	10,653,135	10,665,848
Diluted	8,042,819	9,211,662	10,653,135	10,665,848
Comparable store sales increase (1)	10.5%	7.4%	6.7%	2.5%
Stores opened during the period	11	—	4	1
Number of stores at end of period	45	45	49	50
Selling square feet at end of period	671,953	671,953	727,112	738,615

Fiscal 2007
Quarter Ended May 27, 2006
($ in thousands, except per share data)
Net sales	$82,517
Gross profit	26,298
Gross profit as a percentage of net sales	31.9%
Retail operating expenses	15,817
General and administrative expenses	4,482
Preopening expenses	1,648
Income from operations	4,351
Income before income taxes	4,359
Net income	$2,572
Basic net income per share	$0.24
Diluted net income per share	$0.22
Weighted average shares outstanding:
Basic	10,890,837
Diluted	11,590,229
Comparable store sales increase (1)	1.0%
Stores opened during the period	11
Number of stores at end of period	61
Selling square feet at end of period	884,146

(1)             A new or relocated store is included in the comparable store base after it has been in operation for 12 full fiscal months following the month of the store’s grand opening weekend. A store that is closed for remodel or repair is excluded from the comparable store sales calculation during the period of closure and the comparable period of the succeeding year. Sales from our catalog and eCommerce operations are not included in the comparable store sales calculation. Comparable store results for a 53-week fiscal year are presented on a 52/52-week basis.

Our business is subject to seasonal fluctuations, with the highest sales activity and all income from operations occurring during the first and second quarters of our fiscal year. Many of our stores are located in midwestern and northeastern states where late spring and summer represent the peak of the golf season. It is possible the impact of seasonal fluctuations could change as we continue to expand into additional geographic regions. The Father’s Day holiday in June drives a significant seasonal sales increase, and sales also increase during the December holiday season, albeit to a lesser extent.

Our quarterly operating results may also fluctuate significantly because of other factors. Customers demand for our products and services, and consequently our sales, can also be significantly impacted by weather. The timing of new store openings and related expenses; the profitability of new stores; the impact on store results during remodeling; changes in retail competition in our markets; and general economic conditions, also affect our quarterly results. The fixed costs of our operations make our operating results sensitive to changes, favorable and unfavorable, in demand for our products and services. Due to these factors, results for any individual quarter may not be indicative of results to be expected for any other quarter or for a full fiscal year.

Our preopening expenses have varied from quarter to quarter primarily due to the timing of store openings. We have historically opened the majority of our new stores in the first and third quarters of the fiscal year, and expect to continue this pattern going forward. We typically incur most preopening expenses for a new store during the three months immediately preceding its opening. In addition, our labor and operating costs for a newly opened store are typically higher than a mature store. Accordingly, the volume and timing of new store openings in any quarter has had and is expected to continue to have a significant impact on quarterly preopening costs and store labor and operating expenses.

Liquidity and Capital Resources

Summary

Our primary capital requirements are related to the growth of the business. New stores require capital for inventory, capital expenditures such as tenant improvements and fixtures, and preopening expenses. In addition, capital may be required for strategic growth opportunities, such as the acquisition of The GolfWorks in the first quarter of fiscal 2007, and to remodel existing stores to updated formats. Periodically, capital resources may be needed for systems or facility improvements to support our growth. Sources of capital to fund our growth have included proceeds from our equity financings, cash generated from operations and cash proceeds from the sale of our equity in Golf Town Canada Inc., a golf specialty retailer operating stores across Canada.

Our working capital liquidity needs change significantly from quarter to quarter due to the impact of seasonality, the timing of new store openings and the timing of inventory purchases. Our primary source of working capital liquidity is cash provided by operations. We also have available borrowing capacity under our revolving credit facility, if needed.

In the first quarter of fiscal 2007, we acquired The GolfWorks, with a combination of available cash, common stock and warrants to purchase common stock. In addition, we assumed approximately $5.4 million of existing debt from The GolfWorks, which we refinanced with our remaining available cash and short-term borrowings under our revolving credit facility. We generated sufficient operating cash flow during the quarter to fully pay off the revolving debt by May 27, 2006.

Cash Flows

Operating Activities.  Net cash provided by operating activities was $6.6 million for the first quarter of fiscal 2007, compared with $11.0 million for the first quarter of fiscal 2006. The decrease in cash provided from operations in the first quarter of fiscal 2007 resulted primarily from a decrease in leverage from accounts payable relative to increased inventory levels, due to the timing of payments to vendors. Management expects this timing relationship year-over-year to be substantially offset in the second quarter. Increased accounts payable balances, net of increased inventory levels, provided $1.7 million in cash from operations in the first quarter of fiscal 2007 compared with $9.5 million in the prior years first quarter. Net inventory requirements increased in each period as we added 11 new stores in each of these quarters.

Investing Activities.  Net cash used in investing activities was $9.9 million for the first quarter of fiscal 2007, compared with $5.1 million for the first quarter of fiscal 2006. Capital expenditures related to new stores, including the purchase of leaseholds, fixtures and operating equipment, utilized $6.4 million and $5.1 million, respectively, in these quarters. The March 2006 acquisition of The GolfWorks reduced net cash by $3.6 million in the first quarter of fiscal 2007, including acquisition costs of $315,000 and net of cash acquired of $501,000.

Financing Activities.  Net cash used in financing activities was $4.9 million in the first quarter of fiscal 2007, resulting primarily from extinguishing the $5.4 million in debt acquired from The GolfWorks, partially offset by $242,000 generated from the exercise of outstanding stock options. In the first quarter of fiscal 2006, there was no cash activity related to financing activities.

Sources of Liquidity.  In addition to cash provided by operations, we maintain a revolving credit facility as an additional source of short-term liquidity and working capital, if needed. The credit facility has a term ending October 2008 and provides for revolving loans in the aggregate of up to $15.0 million, of which up to $5.0 million may be in the form of letters of credit. At our option, the credit facility can be expanded to $20.0 million. Borrowings under the credit facility are secured by our inventories, accounts receivable, and financial and intangible assets. Availability under the credit facility is calculated on the basis of eligible inventory and accounts receivable, net of specified reserves, and less any outstanding letters of credit. Interest on any outstanding indebtedness under our credit facility accrues at the prime lending rate or an adjusted LIBOR as defined in the agreement for the credit facility. There were no outstanding borrowings on our credit facility as of May 27, 2006 or May 28, 2005.

Capital Resources

Our future capital requirements will primarily depend on the number and timing of new stores opened and capital needed for strategic growth opportunities, such as the acquisition of The GolfWorks in the first quarter of fiscal 2007. In fiscal 2007, we expect capital expenditures related to new store growth of approximately $20 million to $22 million, including stores opened in this fiscal year and planned for the first quarter of fiscal 2008. We currently plan to open an additional three to five stores in fiscal 2007 and 16 to 18 new stores in fiscal 2008. In addition, the growth of our business may also require capital investments in our infrastructure to support a larger store base. Capital may also be needed in the future to remodel or relocate existing stores. Based on our current plans, we expect to fund our capital requirements through cash provided by operations, our revolving credit facility and additional equity or debt financing, if necessary.

Off-Balance-Sheet Arrangements and Contractual Obligations

We lease our retail store locations, office space and certain office equipment primarily through operating leases and, to a much lesser degree, capital leases for certain technology equipment. Our liquidity is not dependent on the use of off-balance sheet financing arrangements other than in connection with our operating leases. There has been no material change in our contractual obligations other than in the ordinary course of business since the end of fiscal 2006.

Critical Accounting Policies and Use of Estimates

Our consolidated financial statements are prepared in accordance with GAAP. In connection with the preparation of the financial statements, we are required to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, net sales, cost of sales, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that we believe to be relevant at the time the consolidated financial statements are prepared. On a regular basis, we review our accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in the “Notes to Unaudited Consolidated Financial Statements” included in this Report and should be read in conjunction with Note 2 of the “Notes to Financial Statements” included in our Annual Report on Form 10-K for the fiscal year ended February 25, 2006.

Impact of Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement changes the requirements for the accounting and reporting of a change in accounting principle. Rather than recognizing in net income a cumulative effect adjustment, this statement generally requires retroactive application of a change in accounting principle to prior periods’ financial statements. This statement was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement did not have an impact on net income, cash flows or financial position.

In October 2005, the FASB issued FASB Staff Position (“FSP”) 13-1, Accounting for Rental Costs Incurred During a Construction Period. FSP 13-1 requires that rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. FSP 13-1 was effective for the first reporting period after December 15, 2005. We have historically expensed rental costs incurred during a construction period; therefore, the adoption of this FSP did not have an impact on our net income, cash flows or financial position.

A Special Note Regarding Forward-Looking Statements

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

The following factors, among others, could cause our actual financial performance to differ materially from that expressed in any forward-looking statement: a decline in the popularity of golf or golf-related products and services; limitations imposed by suppliers on the amount or variety of products; failure by suppliers to develop and introduce new products or if new products result in excessive close-outs of existing inventories; seasonal fluctuation in demand for products; weather conditions; the ability to implement successfully our growth plan; competition in the golf and sporting goods industry; a decline in discretionary spending; availability of adequate capital to fund growth; loss of key management; and the ability to successfully integrate acquired companies, including The GolfWorks. The foregoing list should not be construed as exhaustive. Additional information concerning these and other factors that could cause actual results to differ materially from those in the forward-looking statements is included in our Annual Report on Form 10-K for the fiscal year ended February 25, 2006.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Historically, we have borrowed under our revolving credit facility for seasonal liquidity needs. Borrowings under the revolving credit facility incur interest at floating rates based either on the prime rate or an adjusted LIBOR, and to the extent there are outstanding borrowings, we are exposed to market risk related to changes in interest rates. During the first quarter of fiscal 2007, we assumed $5.4 million of existing debt from The GolfWorks, which we refinanced with available cash and short-term borrowings under our revolving credit facility. At May 27, 2006, and May 28, 2005, we did not have any borrowings outstanding under our credit facility, although any borrowings would have had an interest rate of 8.0% and 6.0% per annum, respectively. Given the amount of borrowings in the quarterly periods ended May 27, 2006, and May 28, 2005, there would have been no material effect on our income before income taxes if interest rates would have increased by 100 basis points. We are not a party to any derivative financial instruments.

Item 4. Controls and Procedures.

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial and accounting officer, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial and accounting officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There have been no changes in internal control over financial reporting during the quarter ended May 27, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 5. Other Information.

On June 15, 2006, the Compensation Committee (the “Committee”) of our Board of Directors approved a performance-based short-term incentive award for our executive officers and other eligible employees, conditioned on the achievement of a specified performance goal for the fiscal year ending March 3, 2007. Executive officers will receive an amount, payable in cash, ranging from 0% to 100% of the executive officer’s short-term incentive target, based on our achievement of specified earnings before interest, taxes, depreciation and amortization as compared to a goal established by the Committee.

Attached as Exhibit 10.1 is a summary of compensation paid to the non-employee members of our Board of Directors as previously disclosed in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on May 3, 2006.

Item 6. Exhibits.

Exhibit No.	Description
3.1

Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-125007) as declared effective by the Commission on July 28, 2005 (the “S-1”)).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the S-1).

4.1	Specimen of common stock certificate (incorporated by reference to Exhibit 4.1 to the S-1).

4.2

Amended and Restated Registration Rights Agreement dated as of October 3, 2000 among the holders of preferred stock, Randall K. Zanatta, Gregory B. Maanum and the Registrant (incorporated by reference to Exhibit 4.3 to the S-1).

4.3	Conversion Agreement dated May 16, 2005 among the holders of preferred stock and the Registrant (incorporated by reference to Exhibit 4.4 to the S-1).

10.1	Summary of Director Compensation approved by the Board of Directors and disclosed in the Registrant’s Annual Report on Form 10-K as filed on May 3, 2006.

10.2	Performance goal for fiscal 2007 incentive awards to executive officers.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLF GALAXY, INC.
(Registrant)

Date July 11, 2006	/s/ RANDALL K. ZANATTA
Randall K. Zanatta
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

/s/ RICHARD C. NORDVOLD
Richard C. Nordvold
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX TO FORM 10-Q

3.1

Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-125007) as declared effective by the Commission on July 28, 2005 (the “S-1”)).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the S-1).
4.1	Specimen of common stock certificate (incorporated by reference to Exhibit 4.1 to the S-1).
4.2

Amended and Restated Registration Rights Agreement dated as of October 3, 2000 among the holders of preferred stock, Randall K. Zanatta, Gregory B. Maanum and the Registrant (incorporated by reference to Exhibit 4.3 to the S-1).

4.3	Conversion Agreement dated May 16, 2005 among the holders of preferred stock and the Registrant (incorporated by reference to Exhibit 4.4 to the S-1).
10.1	Summary of Director Compensation approved by the Board of Directors and disclosed in the Registrant’s Annual Report on Form 10-K as filed on May 3, 2006.
10.2	Performance goal for fiscal 2007 incentive awards to executive officers.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).