Form 10-Q
period 2006-08-26
Golf Galaxy, Inc.
filed 2006-10-10
CIK 1327098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 26, 2006

or

☐                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                      Yes ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

As of September 29, 2006, the Company had 11,023,814 shares of common stock, par value $0.01 per share, outstanding.

GOLF GALAXY, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED AUGUST 26, 2006
INDEX

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GOLF GALAXY, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

	August 26, 2006 (unaudited)	August 27, 2005 (unaudited)	February 25, 2006
Assets
Current assets:
Cash and cash equivalents	$9,850	$26,387	$11,075
Accounts receivable, net of allowances of $214, $90 and $70, respectively	9,794	8,118	4,523
Inventories, net	55,141	36,694	45,278
Deferred tax assets	2,897	2,219	2,275
Prepaid expenses and other current assets	832	1,748	2,921
Total current assets	78,514	75,166	66,072

Property and equipment, net	39,813	23,434	35,218
Intangibles, net	2,062	—	—
Goodwill	7,450	—	—
Deferred tax assets	5,041	2,272	4,700
Other assets	251	290	557
Total assets	$133,131	$101,162	$106,547
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$27,582	$21,984	$23,224
Accrued liabilities	16,801	12,183	16,453
Total current liabilities	44,383	34,167	39,677

Deferred tax liabilities	1,836	—	—
Deferred rent credits and other	14,988	10,664	12,177

Shareholders’ equity:
Common stock, par value $0.01 per share:
Authorized shares — 40,000,000; Issued and outstanding — 11,020,034, 10,636,436 and 10,671,803, respectively	110	106	107
Additional paid-in capital	76,573	68,727	68,961
Accumulated deficit	(4,802)	(12,502)	(14,375)
Accumulated other comprehensive income	43	—	—
Total shareholders’ equity	71,924	56,331	54,693
Total liabilities and shareholders’ equity	$133,131	$101,162	$106,547

NOTE: The Balance Sheet as of February 25, 2006, has been derived from the audited financial statements.

See accompanying notes.

GOLF GALAXY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	August 26, 2006	August 27, 2005	August 26, 2006	August 27, 2005

Net sales	$95,646	$69,635	$178,163	$128,205
Cost of sales	64,322	47,565	120,541	87,907
Gross profit	31,324	22,070	57,622	40,298

Operating expenses:
Retail operating	14,895	10,773	30,712	21,705
General and administrative	4,457	2,155	8,939	5,257
Preopening	126	40	1,774	1,350
Total operating expenses	19,478	12,968	41,425	28,312
Income from operations	11,846	9,102	16,197	11,986
Interest income, net	75	100	83	115
Income before income taxes	11,921	9,202	16,280	12,101
Income tax expense	(4,920)	(3,755)	(6,707)	(4,961)
Net income	7,001	5,447	9,573	7,140
Less preferred stock dividends	—	(723)	—	(1,721)
Net income applicable to common shareholders	$7,001	$4,724	$9,573	$5,419
Net income per share:
Basic	$0.64	$0.98	$0.87	$1.62
Diluted	$0.61	$0.59	$0.83	$0.83
Weighted average number of shares outstanding:
Basic	10,999,356	4,801,458	10,945,096	3,342,714
Diluted	11,432,419	9,211,662	11,487,023	8,634,726

See accompanying notes.

GOLF GALAXY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended
	August 26, 2006	August 27, 2005
Operating activities
Net income	$9,573	$7,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,941	2,417
Disposal of property and equipment	23	9
Stock-based compensation	583	46
Change in operating assets and liabilities:
Accounts receivable	(3,671)	(4,663)
Inventories	(4,367)	(6,279)
Prepaid expenses and other	2,131	(457)
Accounts payable	887	6,158
Accrued liabilities and other	6,637	6,793
Net cash provided by operating activities	15,737	11,164
Investing activities
Acquisition of The GolfWorks, net of $501 cash acquired	(3,589)	—
Additions to property and equipment	(8,837)	(6,363)
Net cash used in investing activities	(12,426)	(6,363)
Financing activities
Proceeds from initial public offering, net	—	37,903
Payment of preferred stock dividends	—	(19,562)
Proceeds from the exercise of stock options and warrants	409	—
Excess tax benefits from stock-based compensation	397	—
Repayment of debt assumed from The GolfWorks	(5,403)	—
Net cash (used in) provided by financing activities	(4,597)	18,341
Effect of exchange rate changes on cash and cash equivalents	61	—
Net (decrease) increase in cash and cash equivalents	(1,225)	23,142
Cash and cash equivalents, beginning of year	11,075	3,245
Cash and cash equivalents, end of quarter	$9,850	$26,387
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$57	$2
Income taxes	$3,420	$3,141
Supplemental disclosure of non-cash investing and financing activities
Conversion of preferred stock into common stock	$—	$30,900
Common stock and common stock warrants issued in connection with the acquisition of The GolfWorks	$6,226	$—
Purchases of property and equipment awaiting processing for payment, included in accrued liabilities	$883	$82

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

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These interim unaudited consolidated financial statements and the related notes should be read in conjunction with the annual financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2006.

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

The Company operates one reportable business segment - Retail. The Retail segment is engaged primarily in specialty golf retail within the United States. The Retail segment includes all of the Company’s retail channels including stores, catalog and eCommerce businesses. The Company identifies segments based on the nature of the business activities and the processes by which management makes strategic and operating decisions, assesses performance and allocates resources. No single customer accounts for 10% or more of the Company’s net sales.

2. Public Offerings of Common Stock

Initial Public Offering

The Company completed its initial public offering (“IPO”) as of August 3, 2005, issuing 3,000,000 common shares at an offering price of $14.00 per share. As part of the IPO, all of the then outstanding preferred stock was converted into 5,752,467 shares of common stock, of which 1,542,500 were sold in the IPO, resulting in a total offering of 4,542,500 common shares. The Company’s common stock trades on the Nasdaq Global Select Market under the symbol “GGXY.”

After issuance costs, the Company received net proceeds of $37.9 million, of which $19.6 million was used to pay preferred shareholders all of the accrued and unpaid dividends due upon the conversion of their shares of preferred stock into shares of the Company’s common stock. The remainder of the net proceeds was used primarily to fund capital expenditures to open new stores and for the March 2006 acquisition of Ralph Maltby Enterprises, Inc., now known as Golf Galaxy GolfWorks, Inc. (“The GolfWorks”).

Withdrawn Follow-on Offering

Certain holders of the unregistered shares of common stock remaining from the conversion of their preferred stock concurrent with the IPO exercised their demand registration rights during the first quarter of fiscal 2007. In May 2006, the Company initially filed a Registration Statement on Form S-1 (the “Registration Statement”) for an underwritten public offering by the Company, with the majority of the shares in the offering provided by certain selling shareholders. The Registration Statement was later withdrawn due to a decline in the Company’s stock price. The related costs of the withdrawn offering of $327,000 were included in general and administrative expenses for the first six months of fiscal 2007. The former preferred shareholders retain their demand registration rights for the existing unregistered common shares.

3. Acquisition of The GolfWorks

In the first quarter of fiscal 2007, Golf Galaxy acquired all of the outstanding shares of The GolfWorks for a combination of cash, common stock and warrants to purchase common stock. The aggregate purchase price, including direct acquisition costs of $345,000, consisted of $4.1 million in cash ($500,000 of which was deposited into an indemnification escrow); 250,862 shares of the Company’s common stock valued at $4.8 million and warrants to purchase 150,000 shares of the Company’s common stock with a fair value of $1.4 million. The value of the common stock was based on the average closing price of the Company’s common stock during a five-day trading period beginning three trading days prior to the announcement of the acquisition; the value of the warrants was determined using the Black-Scholes option pricing model. The warrants are immediately exercisable at $17.94 per share with a 10-year term expiring on March 16, 2016. The Company also assumed $5.4 million in existing debt from The GolfWorks. Following the acquisition, the Company repaid all outstanding debt of The GolfWorks with a combination of available cash and borrowings under Golf Galaxy’s credit facility.

The GolfWorks primarily is a retailer of golf-related products including proprietary clubheads, components and tools for club-making, as well as golf accessories and name brand shafts and grips. In addition to its retail catalogs and eCommerce website, The GolfWorks’ products and fitting systems are featured in the Company’s stores. The Company believes The GolfWorks brand provides an opportunity to expand its retail offerings to new and existing customers. The Company intends to grow The GolfWorks brand through an expanded store-in-store service area combined with integrated marketing and product offerings. The expanded service area features The GolfWorks brand to highlight the Company’s technical expertise in club repair and upgrade services. The store-in-store also features a wide assortment of golf club components, tools, shafts and grips for customers interested in building or servicing their own equipment. The GolfWorks store-in-store concept currently is featured in nearly half of the Company’s stores and is expected to be included in all retail stores by the end of fiscal 2007. The acquisition also facilitates the continued growth of the Company’s direct-to-consumer channel on a cost efficient basis. The acquired GolfWorks facilities include a customer contact center; distribution center; research, design and light assembly facilities; and a school for club builders. In April 2006, the Company combined its contact centers to create a more efficient and lower-cost operation.

The acquisition of The GolfWorks was accounted for under the purchase method of accounting. Accordingly, the results of The GolfWorks have been included in the Company’s consolidated financial statements as a wholly owned subsidiary beginning March 16, 2006. The purchase price has been allocated to the acquired assets and liabilities of The GolfWorks based on an estimate of their fair values. The Company considered a number of factors in developing an estimate of fair value, including historical operating results, expectations of future operations and strategies, and the use of independent appraisals. The excess of the purchase price over the estimated fair value of the acquired assets and assumed liabilities has been assigned to goodwill.  The goodwill is not deductible for tax purposes and the acquired assets retain their original income tax basis. The allocation of the purchase price is subject to revision as we obtain more information regarding asset valuations, liabilities assumed and revisions of preliminary estimates of fair values made at the date of purchase.

The following summarizes the estimated fair values of the acquired assets and assumed liabilities of The GolfWorks at the date of acquisition.

Purchase Price Allocation ($ in thousands)

Cash	$3,745
Golf Galaxy, Inc. common stock	4,778
Warrants to purchase common stock	1,448
Direct acquisition costs	345
Total purchase price	$10,316

Allocation of purchase price to the fair value of acquired assets and liabilities:
Cash and cash equivalents	$501
Accounts receivable, net of allowances	1,590
Inventories, net	5,474
Prepaid expenses and other	44
Property and equipment, net	3,429
Intangible assets	2,230
Goodwill	7,450
Deferred tax assets	791
Accounts payable	(3,424)
Accrued liabilities and other	(702)
Borrowings under credit facility and debt outstanding	(5,403)
Deferred tax liabilities	(1,664)
Total purchase price	$10,316

The estimated fair values of the intangible assets as of the acquisition date were determined based on an independent third party appraisal, and are as follows:

Intangible asset description ($ in thousands)	Amount	Estimated useful life

Trademarks	$1,000	Indefinite
Customer lists	800	4 years
Non-compete agreements	320	5 years
Copyrights	90	Indefinite
Patents	20	8 years
Total	$2,230

The intangible assets will be amortized over their estimated useful lives where applicable. Based on the results of the independent appraisal, the trademarks and copyrights were deemed to have indefinite lives and accordingly, will not be amortized. Goodwill and the indefinite-lived intangible assets are subject to periodic evaluation for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets.

4. Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) requires compensation expense to be measured based on the grant-date fair value of the award and recognized over the requisite service period for awards that vest. SFAS No. 123(R) also requires a change in the classification of the benefits of tax deductions in excess of recognized compensation cost from operating cash flow to a financing cash flow in periods after adoption. The Company adopted SFAS No. 123(R) effective February 26, 2006. We recognize compensation expense on a straight-line basis over the requisite service period of the award. Prior to February 26, 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Compensation expense for stock options was measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the stock option exercise price. Prior to fiscal 2006, all stock options had an exercise price equal to the estimated fair value of the common stock at the time of grant, resulting in no compensation expense recorded for the issuance of stock options.

Pursuant to the transition requirements of SFAS No. 123(R) for a newly public entity, the Company is applying the modified prospective method only to unvested awards that were granted on or after its IPO. The unrecognized compensation cost relating to those awards will be recognized in the financial statements over the remaining requisite service period. The Company is applying the prospective transition method to unvested awards granted prior to its IPO. The unrecognized compensation cost relating to those awards will continue to be recognized in the financial statements using the intrinsic value method under APB Opinion No. 25. Accordingly, other than the stock options granted in May 2005, no compensation expense will be recognized on unvested stock options granted prior to the Company’s IPO unless such awards are subsequently modified.

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

The following table summarizes the impact adopting SFAS No. 123(R) had on the Company’s income before income taxes, net income, as well as basic and diluted net income per share, for the three and six month periods ended August 26, 2006.

	Three Months Ended (Unaudited)	Six Months Ended (Unaudited)
($ in thousands except per share amounts)	August 26, 2006	August 26, 2006
Income before income taxes	$(310)	$(525)
Net income	(192)	(347)
Net income per share:
Basic	$(0.02)	$(0.03)
Diluted	$(0.02)	$(0.03)

Prior to the adoption of SFAS No. 123(R), the Company reported all tax benefits resulting from the exercise of stock options as operating cash flows in the statement of cash flows. In accordance with SFAS No. 123(R), the statement of cash flows for the six months ended August 26, 2006, presents the excess tax benefits from the exercise of stock options as financing cash flows. For the first six months of fiscal 2007, $397,000 of excess tax benefits were reported as financing cash flows rather than operating cash flows.

In accordance with the transition methods described above, financial results for the second quarter and first six months of fiscal 2006 have not been restated. If the Company had elected to apply the fair value recognition provisions under SFAS No. 123, Accounting for Stock-Based Compensation, for the three and six month periods ended August 27, 2005, the Company’s net income and net income per share would have been adjusted to the following pro forma amounts:

	Three Months Ended (Unaudited)	Six Months Ended (Unaudited)
($ in thousands except per share amounts)	August 27, 2005	August 27, 2005
Net income applicable to common shareholders	$4,724	$5,419
Add stock-based compensation expense, net of tax	28	28
Deduct total stock-based compensation determined under fair-value-based method for all awards, net of tax	(70)	(104)
Pro forma net income applicable to common shareholders	$4,682	$5,343

Net income per share:
Basic—as reported	$0.98	$1.62
Basic—pro forma	$0.98	$1.60
Diluted—as reported	$0.59	$0.83
Diluted—pro forma	$0.59	$0.82

Stock Options

The Company’s 1996 Stock Option and Incentive Plan and 2004 Amended and Restated Stock Incentive Plan (together, “Plans”) provide for the issuance of incentive and non-qualified stock options. Options are generally granted at the fair market value as of the grant date, are exercisable ratably over various periods and expire up to ten years after the date of grant. As of August 26, 2006, there were 2,500,000 common shares authorized for issuance under the Plans.

Stock option activity under the Plans for the six months ended August 26, 2006, was as follows:

	Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	1,238,944	$7.58
Granted	368,250	17.16
Forfeited	(99,895)	10.04
Exercised	(97,369)	4.20
Outstanding, end of period	1,409,930	$10.14	7.1 years	$3.92
Exercisable, end of period	713,540	$6.51	4.9 years	$6.15

The fair value of each option was estimated on the date of grant using the weighted average assumptions provided below. Prior to the Company’s IPO, fair value was estimated using the minimum value method. Subsequent to the IPO, the Company estimates the fair value of each option on the grant date using the Black-Scholes option-pricing model. Because of the limited history of market trading in the Company’s common stock, estimated volatility for fiscal 2007 was based on an average of the volatility reported by a peer group of publicly traded companies. Beginning with stock options granted in the first quarter of fiscal 2007, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term. According to SEC Staff Accounting Bulletin No. 107, this approach is permitted until December 31, 2007, for a “plain vanilla” employee stock option for which the value is estimated using a Black-Scholes formula.

	Three Months Ended
	August 26, 2006	August 27, 2005
Weighted Average Assumptions:
Risk-free interest rate	4.95-5.18%	4.0%
Expected dividends	—	—
Estimated average life	5.25-6.25 years	5.00 years
Volatility	50%	50%

Based on these assumptions, the estimated weighted average fair value of the options granted in the second quarter of fiscal 2007 and 2006 was $7.14 and $6.72, respectively. The estimated weighted average fair value of the options granted during the first half of fiscal 2007 and 2006 was $9.36 and $6.20, respectively.

During the second quarter of fiscal 2007 and 2006, the Company received proceeds of $167,000 and $0, respectively, from the exercise of stock options and warrants. The aggregate intrinsic value of options exercised (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) during the three months ended August 26, 2006, and August 27, 2005, was $459,000 and $0, respectively. The Company received proceeds of $409,000 and $0, respectively, from the exercise of stock options and warrants during the first six months of fiscal 2007 and 2006. The aggregate intrinsic value of options exercised during the first six months of fiscal 2007 and 2006 was $1.5 million and $0, respectively.

As of August 26, 2006, there was $3.9 million of measured but unrecognized compensation expense related to stock options that is expected to be recognized over a weighted average period of 3.2 years.

5. Net Income Per Share

Basic net income per share is computed based on the weighted average number of common shares outstanding. Diluted net income per share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had all potentially dilutive common shares been issued. Potentially dilutive shares of common stock include certain common stock options, warrants and convertible preferred stock, depending on the estimated fair market value of the common stock and amount of net income for the period measured. Net income per diluted share for the second quarter and first six months of fiscal 2007 excludes 553,000 and 416,000 outstanding common stock options, respectively, because they were anti-dilutive.

The following table presents a reconciliation of the numerators and denominators of basic and diluted net income per share (in thousands, except share and per share amounts):

	Three Months Ended (Unaudited)		Six Months Ended (Unaudited)
	August 26, 2006	August 27, 2005	August 26, 2006	August 27, 2005
Numerator:
Net income applicable to common shareholders	$7,001	$4,724	$9,573	$5,419
Add preferred stock dividends	—	723	—	1,721
Numerator for diluted net income per share	$7,001	$5,447	$9,573	$7,140
Denominator:
Weighted average number of common shares outstanding	10,999,356	4,801,458	10,945,096	3,342,714
Effect of dilutive securities:
Outstanding stock options and warrants	433,063	575,226	541,927	498,290
Convertible preferred stock	—	3,834,978	—	4,793,722
Denominator for diluted net income per share	11,432,419	9,211,662	11,487,023	8,634,726
Net income per share:
Basic	$0.64	$0.98	$0.87	$1.62
Diluted	$0.61	$0.59	$0.83	$0.83

6. Property and Equipment

Major classes of depreciable assets are as follows (in thousands):

	August 26, 2006 (unaudited)	August 27, 2005 (unaudited)	February 25, 2006
Fixtures and equipment	$31,694	$21,799	$24,755
Leasehold improvements	26,373	17,746	19,831
Land and buildings	2,830	—	—
Construction in process	1,673	383	9,671
	62,570	39,928	54,257
Less accumulated depreciation and amortization	(22,757)	(16,494)	(19,039)
Property and equipment, net	$39,813	$23,434	$35,218

7. Intangibles

Intangible assets consisted of the following (in thousands):

August 26, 2006 (unaudited)
Indefinite-lived intangibles
Trademarks	$1,000
Copyrights	90
1,090
Amortized intangibles
Customer lists	800
Non-compete agreements	320
Patents	20
1,140
Less accumulated amortization	(168)
972

Intangibles, net	$2,062

8. Employee Benefit Plan

The Company has a defined contribution 401(k) profit sharing plan (“401(k) Plan”) for eligible employees, which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. Employees are entitled to make tax-deferred contributions of up to 75% of their eligible compensation. Effective July 1, 2005, the Company began a discretionary match of 50% of the first 4% of eligible compensation contributed to the 401(k) Plan by each participant. The Company’s matching contribution vests after four years of service, at age 591/2 regardless of service, or upon the death of the employee. The Company’s matching contributions to the 401(k) Plan for the second quarter and first six months of fiscal 2007 were $48,000 and $88,000, respectively. The Company’s  matching contribution to the 401(k) Plan for the second quarter and first six months of fiscal 2006 was $16,000. Future matching contributions to the 401(k) Plan are at the Company’s sole discretion.

9. New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is still evaluating the impact of adopting this Interpretation, but it is not expected to have a material impact on its consolidated results of operations or financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Golf Galaxy, Inc. is a multi-channel golf specialty retailer offering a distinctive combination of competitively priced merchandise from the leading national brands in golf equipment, apparel and accessories, along with golf services and golf instruction by on-staff certified PGA professionals. We opened 11 new stores during the first six months of fiscal 2007. As of August 26, 2006, we operated 61 superstores in 24 states, e-Commerce websites and catalog operations. Our “Everything for the Game.®” core strategy is to provide avid and casual golfers, as well as gift purchasers, a category dominant selection of leading national brand products, expert non-commissioned sales assistance and professional services, the combination of which is generally not available elsewhere. We offer our customers an exciting, interactive environment that compares favorably with the shopping experience at smaller independent golf stores, on-course pro shops and the golf departments of general sporting goods retailers.

We completed an initial public offering of our common stock on August 3, 2005, selling 3,000,000 shares at an offering price of $14.00 per share. Our stock is traded on the Nasdaq Global Select Market under the ticker symbol “GGXY.” As part of the offering, all of the then outstanding preferred stock converted into 5,752,467 shares of our common stock, of which 1,542,500 were sold in the initial public offering, resulting in a total offering of 4,542,500 shares. After deducting the underwriting discounts and commissions, and other offering expenses, we received net proceeds from our initial public offering of $37.9 million. We used $19.6 million of the net proceeds to pay our preferred shareholders all of the accrued and unpaid dividends due upon conversion of their shares of preferred stock into shares of our common stock. The remainder of the net proceeds was used primarily to fund capital expenditures to open new stores and for the March 2006 acquisition of Ralph Maltby Enterprises, Inc. now known as Golf Galaxy GolfWorks, Inc. (“The GolfWorks”).

In the first quarter of fiscal 2007, we acquired all of the outstanding shares of The GolfWorks for a combination of cash, common stock and warrants to purchase common stock. The aggregate purchase price, including direct acquisition costs of $345,000, consisted of $4.1 million in cash ($500,000 of which was deposited into an indemnification escrow); 250,862 shares of our common stock valued at $4.8 million and warrants to purchase 150,000 shares of our common stock with a fair value of $1.4 million. The value of the common stock was based on the average closing price of our common stock during a five-day trading period beginning three trading days prior to the announcement of the acquisition; the value of the warrants was determined using the Black-Scholes option pricing model. The warrants are immediately exercisable at $17.94 per share with a 10-year term expiring on March 16, 2016. We also assumed $5.4 million in existing debt from The GolfWorks. Following the acquisition, we repaid all outstanding debt of The GolfWorks with a combination of available cash and borrowings under our credit facility. The results of The GolfWorks have been included in our consolidated financial statements as a wholly owned subsidiary beginning March 16, 2006.

The GolfWorks primarily is a retailer of golf-related products including proprietary clubheads, components and tools for club-making, as well as golf accessories and name brand shafts and grips. In addition to its retail catalogs and eCommerce website, The GolfWorks’ products and fitting systems are featured in our stores. We believe The GolfWorks brand provides us an opportunity to expand our retail offerings to new and existing customers. We intend to grow The GolfWorks brand through an expanded store-in-store service area combined with integrated marketing and product offerings. The expanded service area features The GolfWorks brand to highlight our technical expertise in club repair and upgrade services. The store-in-store also features a wide assortment of golf club components, tools, shafts and grips for customers interested in building or servicing their own equipment. The GolfWorks store-in-store concept currently is featured in nearly half of our stores and is expected to be included in all of our retail stores by the end of fiscal 2007. The acquisition also facilitates the continued growth of our direct-to-consumer channel on a cost efficient basis. The acquired GolfWorks facilities include a customer contact center; distribution center; research, design and light assembly facilities; and a school for club builders. In April 2006, we combined our contact centers to create a more efficient and lower-cost operation.

Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. Our net sales and net income are generally greatest during the first and second quarters of our fiscal year.

The interim financial statements included in this Quarterly Report on Form 10-Q (“Report”) and the related discussions contained herein should be read in conjunction with the audited financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended February 25, 2006.

Results of Operations

The following table presents selected items in the unaudited statements of operations as a percentage of our net sales.

	Three Months Ended		Six Months Ended
	August 26, 2006	August 27, 2005	August 26, 2006	August 27, 2005
Statements of Operations Data
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.3	68.3	67.7	68.6
Gross profit	32.7	31.7	32.3	31.4
Retail operating expenses	15.6	15.5	17.2	16.9
General and administrative expenses	4.7	3.1	5.0	4.1
Preopening expenses	0.1	0.0	1.0	1.0
Income from operations	12.3	13.1	9.1	9.4
Interest income, net	0.1	0.1	0.0	0.1
Income before income taxes	12.4	13.2	9.1	9.5
Income tax expense	(5.1)	(5.4)	(3.8)	(3.9)
Net income	7.3%	7.8%	5.3%	5.6%

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

Cost of sales includes the cost of merchandise sold net of certain vendor allowances, direct costs of services, freight, inventory shrinkage, other inventory valuation adjustments and retail occupancy costs. Vendor allowances include promotional support, rebates and volume discounts. Retail occupancy costs include rent, real estate taxes and common area maintenance charges.

Retail operating expenses primarily include store associate payroll and related employee benefits, advertising and depreciation. Retail operating expenses also include maintenance, utilities, insurance, bank and credit card charges, other store level expenses, as well as expenses associated with the operation of our catalog and eCommerce Internet sites.

General and administrative expenses include all expenses associated with operating our retail support offices.

Preopening expenses consist primarily of occupancy, payroll, recruiting and other costs incurred prior to a new store opening as well as incremental advertising in connection with the store opening.

Three and Six Months Ended August 26, 2006 Compared with Three and Six Months Ended August 27, 2005

Net Sales. Net sales for the second quarter of fiscal 2007 were $95.6 million, an increase of 37.4% compared with $69.6 million for the second quarter of fiscal 2006. Net sales for the first six months of fiscal 2007 were $178.2 million, an increase of 39.0%, compared with $128.2 million for the same period of the prior fiscal year. The increase in net sales for both the fiscal second quarter and six month period ended August 26, 2006, resulted primarily from sales at new stores opened in the current or prior fiscal year, before becoming comparable stores; sales through The GolfWorks, which we acquired on March 16, 2006; and, to a lesser degree, an increase in comparable store sales. Our comparable store sales increased by 0.8% and 0.9%, respectively, for the second quarter and first half of fiscal 2007.

Gross Profit. Our gross profit rate increased by 1.0% to 32.7% of net sales for the second quarter of fiscal 2007, compared with 31.7% for the same quarter of the prior fiscal year. For the first six months of fiscal 2007, our gross profit rate increased by 0.9% to 32.3% of net sales, compared with 31.4% for the first half of fiscal 2006. The increase in our gross profit rate for both the second quarter and first six months of fiscal 2007 was due primarily to a more favorable sales mix, driven by increased sales of higher-margin categories such as services and accessories, higher retail gross margins in certain product categories, and an increase in vendor allowances. These increases were partially offset by an increase in store occupancy and in-bound freight costs as a percentage of net sales.

We expect that our continued focus on our strategic initiatives, including initiatives to drive sales of services and accessories, will have a positive impact on our gross profit rate over the remainder of fiscal 2007 relative to the corresponding periods of fiscal 2006.

Retail Operating Expenses. Retail operating expenses increased to 15.6% of net sales for the second quarter of fiscal 2007, compared with 15.5% for the second quarter of fiscal 2006. For the first six months of fiscal 2007, retail operating expenses increased to 17.2% of net sales, compared with 16.9% for the same period of the prior fiscal year. The increase in retail operating expenses as a percentage of net sales was due primarily to the impact of new stores opened in the current and prior fiscal year. New stores generally have higher operating expenses as a percentage of net sales in comparison to mature stores due to the impact of a partial year of net sales in the year opened and because mature stores generally have higher sales volumes relative to their operating expenses. For the second fiscal quarter, the impact from new stores was substantially offset by active management of certain controllable store operating expenses, including advertising and payroll.

Due to our store growth and the high percentage of new stores in our store base, we expect retail operating expenses as a percentage of net sales to be modestly higher for fiscal 2007 when compared with the prior fiscal year.

General and Administrative Expenses. General and administrative expenses increased to 4.7% of net sales for the second quarter of fiscal 2007, up from 3.1% for the second quarter of fiscal 2006. For the first half of fiscal 2007, general and administrative expenses as a percentage of net sales increased to 5.0%, compared with 4.1% for the same period of the prior fiscal year. The increases in our general and administrative expenses rates for the second quarter and first half of fiscal 2007 were due to several factors, including incremental costs related to operating as a public company, which had a limited impact in the same periods of the prior year, and stock-based compensation expense. As a result of adopting SFAS No. 123(R) at the beginning of fiscal 2007, our general and administrative expenses for the second quarter and first six months of fiscal 2007, were $310,000 and $525,000 higher, respectively, than if we had continued to account for stock-based compensation under the intrinsic value method prescribed in APB Opinion No. 25. In addition, our general and administrative expenses rate for the second quarter of fiscal 2006 benefited from the reversal of accrued performance-based incentive compensation, which contributed to the increase for the second quarter of fiscal 2007. General and administrative expenses for the first six months of fiscal 2007 include a $327,000 charge from the first quarter related to our cancelled follow-on common stock offering. For the first six months of fiscal 2007, our general and administrative expenses rate benefited from a reduction in performance-based compensation expense, compared with the corresponding period of fiscal 2006.

For fiscal 2007, we expect general and administrative expenses to include approximately $1.2 million of expenses related to the expensing of stock options in accordance with SFAS No. 123(R).

Preopening Expenses. Preopening expenses were $126,000 for the second quarter of fiscal 2007, compared with $40,000 for the second quarter of fiscal 2006. For the first six months of fiscal 2007, preopening expenses were $1.8 million compared with $1.4 million for the same period of fiscal 2006. We opened 11 new stores during the first quarters of fiscal 2007 and 2006, respectively. The increase in preopening expenses for the second fiscal quarter was due primarily to an increase in preopening occupancy costs, which can vary due to the location, lease terms and timing of each new store opening. In addition to higher preopening occupancy costs, preopening expenses for the first half of fiscal 2007 increased due to a higher level of advertising to establish certain new markets.

Net Interest Income. Net interest income for the second quarter of fiscal 2007 was $75,000, compared with $100,000 for the second quarter of the prior fiscal year. The decrease in net interest income for the second quarter was due primarily to interest earned in the prior year on the net proceeds from our initial public offering, which was completed on August 3, 2005.  For the first six months of fiscal 2007, net interest income was $83,000, compared with $115,000 for the first half of fiscal 2006 due to the factor noted above, and a higher level of borrowing in the first quarter of fiscal 2007.  For the remainder of fiscal 2007, we expect net interest income to be lower, or net interest expense to be higher, than the prior year due to interest earned on the net proceeds from the IPO in the prior year and the expectation of further utilization of our revolving credit facility in the current fiscal year.

Income Tax Expense. We recorded income tax provisions of $4.9 million and $3.8 million, respectively, for the second quarters of fiscal 2007 and 2006. For the first six months of fiscal 2007, we recorded an income tax provision of $6.7 million, compared with $5.0 million for the first six months of the prior fiscal year. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate. The income tax provisions were based on estimated annual effective income tax rates of 41.2% and 41.0% for fiscal 2007 and 2006, respectively. The change in the effective income tax rate was due primarily to the impact of certain permanent book/tax differences and fluctuations in the impact of state income taxes. The permanent book/tax differences primarily relate to the non-deductibility of stock option expense for incentive stock options, recognized for book purposes, following the adoption of SFAS No. 123(R).

Net Income. Net income was $7.0 million, or $0.61 per diluted share, for the second quarter of fiscal 2007, compared with $5.4 million, or $0.59 per diluted share, for the second quarter of the prior fiscal year, an increase of 29.6%. For the first six months of fiscal 2007, net income increased by 35.2%, to $9.6 million, or $0.83 per diluted share, compared with $7.1 million, or $0.83 per diluted share, for the same period of the prior fiscal year.

Pro-Forma Net Income Per Share. Pro-forma net income per share for the second quarter and first six months of fiscal 2006 are presented as if our initial public offering had occurred immediately prior to the beginning of fiscal 2006. We believe the use of pro-forma net income per share provides a consistent measure of profitability as well as important supplemental information due to the significant increase in common shares outstanding resulting from the completion of our initial public offering and the conversion of the convertible preferred stock into shares of common stock as of August 3, 2005. Pro-forma net income per share is considered a non-GAAP financial measure and is not in accordance with, or preferable to, net income per share determined in accordance with GAAP. The most directly comparable GAAP financial measure to pro-forma net income per share is net income per share. Pro-forma net income per share is intended to be a supplement to, but not a substitute for, net income per share prepared in accordance with GAAP. Further, pro-forma net income per share, as we define it, may not be comparable to a similarly titled measure used by other companies.

The following table presents a reconciliation of the numerator and denominator used in the calculation of pro-forma net income per share (in thousands, except share and per share amounts):

	Three Months Ended (Unaudited)	Six Months Ended (Unaudited)
	August 27, 2005	August 27, 2005
Pro-forma Information
Pro-forma net income applicable to common shareholders	$5,447	$7,140
Pro-forma net income per share:
Basic	$0.51	$0.67
Diluted	$0.49	$0.64
Pro-forma weighted average number of shares outstanding:
Basic	10,636,436	10,636,436
Diluted	11,211,662	11,134,726

Reconciliation of pro-forma information to GAAP
Net income applicable to common shareholders (GAAP)	$4,724	$5,419
Preferred stock dividends	723	1,721
Net income applicable to common shareholders (pro-forma)	$5,447	$7,140
Basic
Weighted average number of shares outstanding (GAAP)	4,801,458	3,342,714
Conversion of preferred stock to common	3,834,978	4,793,722
Weighted average additional shares issued in IPO	2,000,000	2,500,000
Weighted average number of shares outstanding (pro-forma)	10,636,436	10,636,436
Diluted
Weighted average number of shares outstanding (GAAP)	9,211,662	8,634,726
Weighted average additional shares issued in IPO	2,000,000	2,500,000
Weighted average number of shares outstanding (pro-forma)	11,211,662	11,134,726

Quarterly Results of Operations and Seasonality

The following table sets forth certain unaudited financial and operating data for each quarter of fiscal 2006 and the first and second quarters of fiscal 2007. The accompanying unaudited financial and operating data has been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. In the opinion of management, the unaudited quarterly information reflects all adjustments, which include only normal and recurring adjustments, considered necessary to present fairly the information shown.

	Fiscal 2006
	Quarter Ended May 28, 2005	Quarter Ended August 27, 2005	Quarter Ended Nov. 26, 2005	Quarter Ended Feb. 25, 2006
	($ in thousands, except per share data)
Net sales	$58,570	$69,635	$31,800	$40,125
Gross profit	18,228	22,070	7,885	10,555
Gross profit as a percentage of net sales	31.1%	31.7%	24.8%	26.3%
Retail operating expenses	$10,932	$10,773	$7,594	$8,213
General and administrative expenses	3,102	2,155	2,527	2,249
Preopening expenses	1,310	40	662	911
Income (loss) from operations	2,884	9,102	(2,898)	(818)
Income (loss) before income taxes	2,899	9,202	(2,726)	(666)
Net income (loss)	$1,693	$5,447	$(1,609)	$(265)
Basic net income (loss) per share	$0.37	$0.98	$(0.15)	$(0.02)
Diluted net income (loss) per share	$0.21	$0.59	$(0.15)	$(0.02)
Weighted average shares outstanding:
Basic	1,883,969	4,801,458	10,653,135	10,665,848
Diluted	8,042,819	9,211,662	10,653,135	10,665,848
Comparable store sales increase (1)	10.5%	7.4%	6.7%	2.5%
Stores opened during the period	11	—	4	1
Number of stores at end of period	45	45	49	50
Selling square feet at end of period	671,953	671,953	727,112	738,615

	Fiscal 2007
	Quarter Ended May 27, 2006	Quarter Ended August 26, 2006
	($ in thousands, except per share data)
Net sales	$82,517	$95,646
Gross profit	26,298	31,324
Gross profit as a percentage of net sales	31.9%	32.7%
Retail operating expenses	$15,817	$14,895
General and administrative expenses	4,482	4,457
Preopening expenses	1,648	126
Income from operations	4,351	11,846
Income before income taxes	4,359	11,921
Net income	$2,572	$7,001
Basic net income per share	$0.24	$0.64
Diluted net income per share	$0.22	$0.61
Weighted average shares outstanding:
Basic	10,890,837	10,999,356
Diluted	11,590,229	11,432,419
Comparable store sales increase (1)	1.0%	0.8%
Stores opened during the period	11	—
Number of stores at end of period	61	61
Selling square feet at end of period	884,146	884,146

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

Our business is subject to seasonal fluctuations, with the highest sales activity and substantially all of our income from operations occurring during the first and second quarters of our fiscal year. Many of our stores are located in midwestern and northeastern states where late spring and summer represent the peak of the golf season. It is possible the impact of seasonal fluctuations could change as we continue to expand into additional geographic regions. The Father’s Day holiday in June drives a significant seasonal sales increase, and sales also increase during the December holiday season, albeit to a lesser extent.

Our quarterly operating results may also fluctuate significantly because of other factors. Customer demand for our products and services, and consequently our sales, also can be significantly impacted by weather. The timing of new store openings and related expenses; the profitability of new stores; the impact on store results during remodeling; changes in retail competition in our markets; and general economic conditions, can affect our quarterly results. The fixed costs of our operations make our operating results sensitive to changes, favorable and unfavorable, in demand for our products and services. Due to these factors, results for any individual quarter may not be indicative of results to be expected for any other quarter or for a full fiscal year.

Our preopening expenses have varied from quarter to quarter primarily due to the timing of store openings. We have historically opened the majority of our new stores in the first and third quarters of the fiscal year, and expect to continue this pattern going forward. We typically incur most preopening expenses for a new store during the three months immediately preceding its opening. In addition, our labor and operating costs for a newly opened store are typically higher than a mature store. Accordingly, the volume and timing of new store openings is expected to continue to have a significant impact on quarterly preopening costs and store labor and operating expenses.

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

Our working capital liquidity needs change significantly from quarter to quarter due to the impact of seasonality, the timing of new store openings and the timing of inventory payments. Our primary source of working capital liquidity is cash provided by operations. We also have available borrowing capacity under our revolving credit facility, if needed.

In the first quarter of fiscal 2007, we acquired The GolfWorks, with a combination of available cash, common stock and warrants to purchase common stock. In addition, we assumed approximately $5.4 million of existing debt from The GolfWorks, which we repaid with our remaining available cash and short-term borrowings under our revolving credit facility. We generated sufficient operating cash flow to fully pay off the revolving debt by the end of the fiscal first quarter. There were no borrowings outstanding on the line of credit as of August 26, 2006.

Cash Flows

Operating Activities.  Net cash provided by operating activities was $15.7 million through the first two quarters of fiscal 2007, compared with $11.2 million for the same period in fiscal 2006. The increase in cash provided from operations for the first half of fiscal 2007 resulted primarily from the increase in net income after adjusting for the non-cash impact of depreciation and stock option expense.  A $3.4 million decrease in leverage from accounts payable relative to increased inventory levels was substantially offset by changes in other working capital components. Net inventory increased year-over-year due to the increase in the number of open stores and the inventory held by The GolfWorks, which was acquired in the first quarter of fiscal 2007.

Investing Activities.  Net cash used in investing activities was $12.4 million for the first two quarters of fiscal 2007, compared with $6.4 million for the same period of fiscal 2006. Capital expenditures primarily related to new stores, including the purchase of leaseholds, fixtures and operating equipment, utilized $8.8 million and $6.4 million, respectively, in these quarters. The March 2006 acquisition of The GolfWorks reduced net cash by $3.6 million in the first quarter of fiscal 2007, net of cash acquired of $501,000.

Financing Activities.  Net cash used in financing activities was $4.6 million in the first two quarters of fiscal 2007 resulting primarily from extinguishing the $5.4 million in debt acquired from The GolfWorks, partially offset by $806,000 generated from the exercise of outstanding stock options, and related tax benefits. For the first half of fiscal 2006, net cash provided by financing activities was $18.3 million, resulting from $37.9 million in net proceeds from our initial public offering in the second quarter of fiscal 2006. The net proceeds from our IPO were partially offset by the payment of $19.6 million of preferred stock dividends resulting from the conversion of the preferred stock to common stock concurrent with our IPO.

Sources of Liquidity.  In addition to cash provided by operations, we maintain a revolving credit facility as an additional source of short-term liquidity and working capital, if needed. The credit facility has a term ending October 2008 and provides for revolving loans in the aggregate of up to $15.0 million, of which up to $5.0 million may be in the form of letters of credit. At our option, the credit facility can be expanded to $20.0 million. Borrowings under the credit facility are secured by our inventories, accounts receivable, and financial and intangible assets. Availability under the credit facility is calculated on the basis of eligible inventory and certain accounts receivable, net of specified reserves, and less any outstanding letters of credit. Interest on any outstanding indebtedness under our credit facility accrues at the prime lending rate or an adjusted LIBOR as defined in the agreement for the credit facility. There were no outstanding borrowings on our credit facility as of August 26, 2006 or August 27, 2005.

Capital Resources

Our future capital requirements will primarily depend on the number and timing of new stores opened and capital needed for strategic growth opportunities, such as the acquisition of The GolfWorks in the first quarter of fiscal 2007. In fiscal 2007, we expect capital expenditures related to new store growth of approximately $20 million to $22 million, including stores opened in this fiscal year and planned for the first quarter of fiscal 2008. We currently plan to open an additional four to five stores in fiscal 2007 and 16 to 18 new stores in fiscal 2008. The growth of our business also may require capital investments in our infrastructure to support a larger store base. Capital also may be needed in the future to remodel or relocate existing stores. Based on our current plans, we expect to fund our capital requirements through cash provided by operations, our revolving credit facility and additional equity or debt financing, if necessary.

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

Impact of Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We are still evaluating the impact of adopting this Interpretation, but it is not expected to have a material impact on our consolidated results of operations or financial position.

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

The following factors, among others, could cause our actual financial performance to differ materially from that expressed in any forward-looking statement: a decline in the popularity of golf or golf-related products and services; limitations imposed by suppliers on the amount or variety of products; failure by suppliers to develop and introduce new products or if new products result in excessive close-outs of existing inventories; seasonal fluctuation in demand for products; weather conditions; the ability to implement our growth plan successfully; competition in the golf and sporting goods industry; a decline in discretionary spending; availability of adequate capital to fund growth; loss of key management; and the ability to integrate acquired companies successfully, including The GolfWorks. The foregoing list should not be construed as exhaustive. Additional information concerning these and other factors that could cause actual results to differ materially from those in the forward-looking statements is included in our Annual Report on Form 10-K for the fiscal year ended February 25, 2006.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Historically, we have borrowed under our revolving credit facility for seasonal liquidity needs. Borrowings under the revolving credit facility incur interest at floating rates based either on the prime rate or an adjusted LIBOR, and to the extent there are outstanding borrowings, we are exposed to market risk related to changes in interest rates. During the first quarter of fiscal 2007, we assumed $5.4 million of existing debt from The GolfWorks, which we repaid with available cash and short-term borrowings under our revolving credit facility. We generated sufficient operating cash flow during our fiscal first quarter to fully pay off the revolving debt by May 27, 2006. At August 26, 2006, and August 27, 2005, we did not have any borrowings outstanding under our credit facility, although any prime-based borrowings would have had an interest rate of 8.25% and 6.50% per annum, respectively. Given the amount of borrowings during the three and six month periods ended August 26, 2006, and August 27, 2005, there would have been no material effect on our income before income taxes if interest rates would have increased by 100 basis points. We are not a party to any derivative financial instruments.

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

There have been no changes in internal control over financial reporting during the quarter ended August 26, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of Shareholders was held on August 9, 2006.

a.                  Shareholders re-elected Mr. David E. Bloom, Mr. Thomas C. Healy and Mr. William C. Mulligan as Class I directors, each to serve for a term of three years expiring at the 2009 annual meeting of shareholders. Shareholders also elected Mr. Douglas C. Neve as a Class III director, to serve for a term of two years expiring at the 2008 annual meeting of shareholders. Shares voted were as follows:

David E. Bloom
For:	10,566,252
Withheld:	42,684

Thomas C. Healy
For:	10,571,219
Withheld:	37,717

William C. Mulligan
For:	10,392,911
Withheld:	216,025

Douglas C. Neve
For:	10,557,497
Withheld:	51,439

b.              Shareholders approved a proposal to amend the Golf Galaxy, Inc. 2004 Amended and Restated Stock Incentive Plan to increase the number of shares reserved for issuance under the plan from 1,000,000 shares of common stock, par value $0.01 per share, to 1,500,000 shares.  Shares voted were as follows:

For:	6,969,322
Against:	2,078,408
Abstention:	835
Non-votes:	1,560,371

Item 5. Other Information.

Entry into Amended and Restated Employment Agreements and Termination of Prior Employment Agreements. On October 9, 2006, we entered into an Amended and Restated Employment Agreement with each of Randall K. Zanatta, our President, Chief Executive Officer and Chairman; Gregory B. Maanum, our Chief Operating Officer; Richard C. Nordvold, our Chief Financial Officer; and Ronald G. Hornbaker, our Senior Vice President – Sales and Operations (each an “Executive” and collectively the “Executives”).

Each Amended and Restated Employment Agreement will continue in effect until either party terminates it. The Amended and Restated Employment Agreements for Messrs. Zanatta and Maanum provide that in the event we terminate his employment without cause or he terminates his employment with us for good reason, we must pay his then-current annual base salary for the eighteen (18) - month period immediately following his termination of employment, plus the prorated portion (based on the number of days worked in the fiscal year of termination) of the lesser of (i) the amount that the Executive would have received pursuant to any bonus plan in effect during the fiscal year and (ii) such amounts as the Executive would have received based on our achieving 100% of our financial targets as reflected in such bonus plan. Each of Messrs. Zanatta and Maanum has agreed, for the period of his employment with us and for a period of eighteen (18) months thereafter, that he will not compete with us. We also must continue for such eighteen (18) - month period to provide benefits to Messrs. Zanatta and Maanum at the same levels and with the expenses allocated as they were immediately before the Executive’s termination. The Amended and Restated Employment Agreements for Messrs. Nordvold and Hornbaker also provide the above severance benefits and non-compete restrictions but, in all cases, for a six (6) month – period rather than an eighteen (18) – month period. Each of the Amended and Restated Employment Agreements also provide that the Executive will not solicit our employees to terminate their employment with us for the period of the Executive’s employment with us and for a period of two (2) years thereafter.

The foregoing description of the Amended and Restated Employment Agreements is not complete and is qualified in its entirety by reference to each Amended and Restated Employment Agreement, a copy of each which is filed as Exhibit 10.2, Exhibit 10.3, Exhibit 10.4 and Exhibit 10.5 to this Form 10-Q and is incorporated herein by reference.

In connection with each of the Amended and Restated Employment Agreements with the Executives, the former employment agreements with each Executive were terminated.

Entry into Amended and Restated Retention Agreements and new Retention Agreements; Termination of Prior Retention Agreements. On October 9, 2006, we entered into an Amended and Restated Retention Agreement with each of Messrs. Zanatta and Maanum (the “Amended Retention Agreements”) and a new Retention Agreement with each of Messrs. Nordvold and Hornbaker (the “Retention Agreements”).

The Amended Retention Agreements change the severance period from six (6) months to eighteen (18) months. Pursuant to the Amended Retention Agreements, in the event we terminate the Executive’s employment in connection with a change in control, within 90 days prior to a change in control or within one year after a change in control, and other than for cause or initiated by the Executive for other than good reason, we must pay his then-current annual base salary for the eighteen (18) -month period immediately following his termination of employment, plus the prorated portion (based on the number of days worked in the fiscal year of termination) of the lesser of (i) the amount that the Executive would have received pursuant to any bonus plan in effect during the fiscal year and (ii) such amounts as the Executive would have received based on our achieving 100% of our financial targets as reflected in such bonus plan. Each of Messrs. Zanatta and Maanum has agreed, for the period of his employment with us and for a period of eighteen (18) months thereafter, that he will not compete with us. We also must continue for such period to provide benefits to Messrs. Zanatta and Maanum at the same levels and with the expenses allocated as they were immediately before the Executive’s termination. Each of the Retention Agreements for Messrs. Nordvold and Hornbaker also provide the above severance benefits and non-compete restrictions but, in all cases, for a twelve (12) month – period rather than an eighteen (18) – month period. Each of the Amended Retention Agreements and Retention Agreements also provide that the Executive will not solicit our employees to terminate their employment with us for the period of the Executive’s employment with us and for a period of two (2) years thereafter. In addition, upon termination all options granted to the Executive vest immediately and become exercisable.

Each of the Amended Retention Agreements and the Retention Agreements may be terminated on April 1st of any year after 2007 by the affirmative vote of a majority of the Board of Directors prior to January 1 of that year and prior to the occurrence or active consideration of a change in control.

The foregoing description of the Amended Retention Agreements and the Retention Agreements is not complete and is qualified in its entirety by reference to each retention agreement, a copy of each which is filed as Exhibit 10.6, Exhibit 10.7, Exhibit 10.8 and Exhibit 10.9 to this Form 10-Q and is incorporated herein by reference.

In connection with each of the Amended Retention Agreements, the former retention agreements with Messrs. Zanatta and Maanum were terminated.

Item 6. Exhibits.

Exhibit No.	Description
3.1

Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-125007) as declared effective by the Commission on July 28, 2005 (the “S-1”)).

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

4.3	Conversion Agreement dated May 16, 2005 among the holders of preferred stock and the Registrant (incorporated by reference to Exhibit 4.4 to the S-1).

10.1	Golf Galaxy, Inc. 2004 Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated August 9, 2006).

10.2	Amended and Restated Employment Agreement between the Registrant and Randall K. Zanatta, dated October 9, 2006

10.3	Amended and Restated Employment Agreement between the Registrant and Gregory B. Maanum, dated October 9, 2006

10.4	Amended and Restated Employment Agreement between the Registrant and Richard C. Nordvold, dated October 9, 2006

10.5	Amended and Restated Employment Agreement between the Registrant and Ronald G. Hornbaker, dated October 9, 2006

10.6	Amended and Restated Retention Agreement between the Registrant and Randall K. Zanatta, dated October 9, 2006

10.7	Amended and Restated Retention Agreement between the Registrant and Gregory B. Maanum, dated October 9, 2006

10.8	Retention Agreement between the Registrant and Richard C. Nordvold, dated October 9, 2006

10.9	Retention Agreement between the Registrant and Ronald G. Hornbaker, dated October 9, 2006

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLF GALAXY, INC.
(Registrant)

Date October 10, 2006	/s/ RANDALL K. ZANATTA
Randall K. Zanatta
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date October 10, 2006	/s/ RICHARD C. NORDVOLD
Richard C. Nordvold
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX TO FORM 10-Q

3.1

Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-125007) as declared effective by the Commission on July 28, 2005 (the “S-1”)).

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

4.3	Conversion Agreement dated May 16, 2005 among the holders of preferred stock and the Registrant (incorporated by reference to Exhibit 4.4 to the S-1).
10.1	Golf Galaxy, Inc. 2004 Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated August 9, 2006).
10.2	Amended and Restated Employment Agreement between the Registrant and Randall K. Zanatta, dated October 9, 2006
10.3	Amended and Restated Employment Agreement between the Registrant and Gregory B. Maanum, dated October 9, 2006
10.4	Amended and Restated Employment Agreement between the Registrant and Richard C. Nordvold, dated October 9, 2006
10.5	Amended and Restated Employment Agreement between the Registrant and Ronald G. Hornbaker, dated October 9, 2006
10.6	Amended and Restated Retention Agreement between the Registrant and Randall K. Zanatta, dated October 9, 2006
10.7	Amended and Restated Retention Agreement between the Registrant and Gregory B. Maanum, dated October 9, 2006
10.8	Retention Agreement between the Registrant and Richard C. Nordvold, dated October 9, 2006
10.9	Retention Agreement between the Registrant and Ronald G. Hornbaker, dated October 9, 2006
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350).