Form 10-Q
period 2006-11-25
Golf Galaxy, Inc.
filed 2007-01-09
CIK 1327098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 25, 2006

or

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

As of December 29, 2006, the Company had 11,147,875 shares of common stock, par value $0.01 per share, outstanding.

GOLF GALAXY, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED NOVEMBER 25, 2006
INDEX

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GOLF GALAXY, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	November 25, 2006 (unaudited)	November 26, 2005 (unaudited)	February 25, 2006
Assets
Current assets:
Cash and cash equivalents	$2,300	$15,465	$11,075
Accounts receivable, net of allowances of $257, $70 and $70, respectively	8,735	6,143	4,523
Inventories, net	62,065	43,305	45,278
Deferred tax assets	2,897	2,219	2,275
Prepaid expenses and other current assets	2,749	2,459	2,921
Total current assets	78,746	69,591	66,072

Property and equipment, net	42,453	26,043	35,218
Intangibles, net	1,970	—	—
Goodwill	7,450	—	—
Deferred tax assets	5,041	2,272	4,700
Other assets	255	236	557
Total assets	$135,915	$98,142	$106,547
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$23,272	$21,923	$23,224
Borrowings under the credit agreement	8,250	—	—
Accrued liabilities	15,694	9,987	16,453
Total current liabilities	47,216	31,910	39,677

Deferred tax liabilities	1,836	—	—
Deferred rent credits and other	16,991	11,403	12,177

Shareholders’ equity:
Common stock, par value $0.01 per share:
Authorized shares — 40,000,000; Issued and outstanding — 11,136,466, 10,661,969 and 10,671,803, respectively	111	107	107
Additional paid-in capital	77,971	68,832	68,961
Accumulated deficit	(8,232)	(14,110)	(14,375)
Accumulated other comprehensive income	22	—	—
Total shareholders’ equity	69,872	54,829	54,693
Total liabilities and shareholders’ equity	$135,915	$98,142	$106,547

NOTE: The Balance Sheet as of February 25, 2006, has been derived from the audited financial statements.

See accompanying notes.

GOLF GALAXY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	November 25, 2006	November 26, 2005	November 25, 2006	November 26, 2005

Net sales	$46,146	$31,800	$224,309	$160,005
Cost of sales	34,062	23,915	154,603	111,822
Gross profit	12,084	7,885	69,706	48,183

Operating expenses:
Retail operating	11,302	7,594	42,014	29,299
General and administrative	4,215	2,527	13,154	7,784
Preopening	718	662	2,492	2,012
Total operating expenses	16,235	10,783	57,660	39,095
(Loss) income from operations	(4,151)	(2,898)	12,046	9,088
Acquisition-related expenses	(965)	—	(965)	—
Interest (expense) income, net	(33)	172	50	287
(Loss) income before income taxes	(5,149)	(2,726)	11,131	9,375
Income tax benefit (expense)	1,719	1,117	(4,988)	(3,844)
Net (loss) income	(3,430)	(1,609)	6,143	5,531
Less preferred stock dividends	—	—	—	(1,721)
Net (loss) income applicable to common shareholders	$(3,430)	$(1,609)	$6,143	$3,810
Net (loss) income per share:
Basic	$(0.31)	$(0.15)	$0.56	$0.66
Diluted	$(0.31)	$(0.15)	$0.54	$0.58
Weighted average number of shares outstanding:
Basic	11,074,449	10,653,135	10,988,214	5,768,834
Diluted	11,074,449	10,653,135	11,478,627	9,480,569

See accompanying notes.

GOLF GALAXY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	November 25, 2006	November 26, 2005
Operating activities
Net income	$6,143	$5,531
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,046	3,714
Disposal of property and equipment	49	15
Stock-based compensation	858	81
Change in operating assets and liabilities:
Accounts receivable	(2,618)	(2,688)
Inventories	(11,302)	(12,890)
Prepaid expenses and other	213	(1,168)
Accounts payable	(3,418)	6,097
Accrued liabilities and other	6,582	4,622
Net cash provided by operating activities	2,553	3,314
Investing activities
Acquisition of The GolfWorks, net of $501 cash acquired	(3,589)	—
Additions to property and equipment	(12,575)	(9,504)
Net cash used in investing activities	(16,164)	(9,504)
Financing activities
Proceeds from initial public offering, net	—	37,903
Payment of preferred stock dividends	—	(19,562)
Proceeds from the exercise of stock options and warrants	1,202	69
Excess tax benefits from stock-based compensation	729	—
Short-term borrowings under the credit agreement, net	8,250	—
Repayment of debt assumed from The GolfWorks	(5,403)	—
Net cash provided by financing activities	4,778	18,410
Effect of exchange rate changes on cash and cash equivalents	58	—
Net (decrease) increase in cash and cash equivalents	(8,775)	12,220
Cash and cash equivalents, beginning of year	11,075	3,245
Cash and cash equivalents, end of quarter	$2,300	$15,465
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$60	$2
Income taxes	$4,898	$4,618
Supplemental disclosure of non-cash investing and financing activities
Conversion of preferred stock into common stock	$—	$30,900
Common stock and common stock warrants issued in connection with the acquisition of The GolfWorks	$6,226	$—
Purchases of property and equipment awaiting processing for payment, included in accrued liabilities	$1,825	$853

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

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These interim unaudited consolidated financial statements and the related notes should be read in conjunction with the annual financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 25, 2006 (“fiscal 2006”).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the period. Ultimate results could differ from those estimates.

The unaudited consolidated financial statements include the accounts of Golf Galaxy and its wholly-owned subsidiary from the date of acquisition. All intercompany transactions have been eliminated in consolidation.

The Company operates one reportable business segment - Retail. The Retail segment is engaged in specialty golf retail primarily within the United States. The Retail segment includes all of the Company’s retail channels including stores, catalog and eCommerce businesses. The Company identifies segments based on the nature of the business activities and the processes by which management makes strategic and operating decisions, assesses performance and allocates resources. No single customer accounts for 10% or more of the Company’s net sales.

2. Pending Acquisition by Dick’s Sporting Goods, Inc.

On November 13, 2006, the Company announced that it had entered into an Agreement and Plan of Merger, dated as of November 13, 2006 (the “Merger Agreement”), with Dick’s Sporting Goods, Inc. (“Purchaser”) and Yankees Acquisition Corp., a wholly-owned subsidiary of Purchaser (“Sub”). The Merger Agreement was unanimously approved by the Boards of Directors of both Purchaser and the Company.

The Merger Agreement provides that at the closing, Sub will be merged with and into the Company (the “Merger”) and each outstanding share of common stock of the Company, other than shares owned by Purchaser or Sub and other than shares with respect to which dissenters’ rights have been properly asserted, will be converted into the right to receive $18.82 per share in cash, without interest (the “Merger Consideration”). As a result of the Merger, the Company will become a wholly-owned subsidiary of Purchaser.

Consummation of the Merger is subject to customary conditions, including shareholder approval of the Merger Agreement, and the absence of any other legal or regulatory restraints on consummation of the Merger. In December 2006, the Company was notified that early termination of the Hart-Scott-Rodino waiting period had been granted.  The Merger currently is expected to be completed in February 2007. If the Merger Agreement is terminated under certain specified circumstances, the Company will be required to pay Purchaser a termination fee of $8,000,000. If the Merger Agreement is terminated under certain other circumstances, Purchaser or the Company may be required to reimburse the other party for that party’s out-of-pocket fees and expenses, up to a maximum of $2,000,000.

In connection with the Merger, certain of the Company’s shareholders, including Randall K. Zanatta and Gregory B. Maanum, who are also executive officers of the Company, have entered into a voting agreement with Purchaser and Sub, covering an aggregate number of Company shares and stock options representing at the time of signing 19.99% of the Company’s outstanding shares of common stock. Under the voting agreement, such shareholders have agreed to vote in favor of the approval of the Merger Agreement and the transactions contemplated thereby, including the Merger, and against any proposal from any other party or any action that would or is designed to delay, prevent or frustrate the Merger.  The voting agreement also prohibits the transfer of the Company’s securities unless the transferee agrees to be bound by the voting agreement.  In the event the Merger Agreement is terminated, Purchaser or Sub materially breach the Merger Agreement or the Merger Agreement is amended in a manner adverse to the shareholders that are parties to the voting agreement, the voting agreement will terminate.

The Company incurred acquisition-related expenses totaling $965,000, before taxes, during the quarter and nine-month periods ended November 25, 2006. Acquisition-related expenses consist of non-recurring, incremental costs arising as a direct result of the pending Merger and include fees paid to the Company’s financial advisor and legal expenses. With the exception of $50,000 in legal fees, the Company has accounted for the remainder of the acquisition-related expenses as non-deductible for income tax purposes. The Company plans to perform a detailed analysis regarding the deductibility of certain acquisition-related costs, which may result in a change to the accounting treatment for the costs incurred to-date. Due to the current accounting treatment of these costs, the after-tax impact of the non-recurring acquisition-related expenses on net (loss) income was $944,000, or $0.09 and $0.08 per diluted share, for the third quarter and first nine months of fiscal 2007, respectively.

3. Public Offerings of Common Stock

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

Withdrawn Follow-on Offering

Certain holders of the unregistered shares of common stock remaining from the conversion of their preferred stock concurrent with the IPO exercised their demand registration rights during the first quarter of fiscal 2007. In May 2006, the Company initially filed a Registration Statement on Form S-1 (the “Registration Statement”) for an underwritten public offering by the Company, with the majority of the shares in the offering provided by certain selling shareholders. The Registration Statement was later withdrawn due to a decline in the Company’s stock price. The related costs of the withdrawn offering of $327,000 were included in general and administrative expenses for the first nine months of fiscal 2007. The former preferred shareholders retain specified demand registration rights for the existing unregistered common shares.

4. Acquisition of The GolfWorks

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

The GolfWorks primarily is a retailer of golf-related products including proprietary clubheads, components and tools for club-making, as well as golf accessories and name brand shafts and grips. In addition to its retail catalogs and eCommerce website, The GolfWorks’ products and fitting systems are featured in all of the Company’s stores. The Company believes The GolfWorks brand provides an opportunity to expand its retail offerings to new and existing customers. The Company intends to grow The GolfWorks brand through an expanded store-in-store service area, which combined with integrated marketing and product offerings, highlights the Company’s technical expertise in club repair and upgrade services. The store-in-store also features a wide assortment of golf club components, tools, shafts and grips for customers interested in building or servicing their own equipment. The acquisition also facilitates the continued growth of the Company’s direct-to-consumer channel on a cost efficient basis. The acquired GolfWorks facilities include a customer contact center; distribution center; research, design and light assembly facilities; and a school for club builders. In April 2006, the Company combined its contact centers to create a more efficient and lower-cost operation.

The acquisition of The GolfWorks was accounted for under the purchase method of accounting. Accordingly, the results of The GolfWorks have been included in the Company’s consolidated financial statements as a wholly-owned subsidiary beginning March 16, 2006. The purchase price has been allocated to the acquired assets and liabilities of The GolfWorks based on an estimate of their fair values. The Company considered a number of factors in developing an estimate of fair value, including historical operating results, expectations of future operations and strategies, and the use of independent appraisals. The excess of the purchase price over the estimated fair value of the acquired assets and assumed liabilities has been assigned to goodwill.  The goodwill is not deductible for tax purposes and the acquired assets retain their original income tax basis. The allocation of the purchase price is subject to revision as the Company finalizes its analysis of asset valuations, liabilities assumed and revisions of preliminary estimates of fair values made at the date of purchase.

The following summarizes the components of the aggregate purchase price and the allocation of the aggregate purchase price to the estimated fair values of the acquired assets and assumed liabilities of The GolfWorks at the date of acquisition.

Aggregate Purchase Price ($ in thousands)
Cash	$3,745
Golf Galaxy, Inc. common stock	4,778
Warrants to purchase common stock	1,448
Direct acquisition costs	345
Aggregate purchase price	$10,316

Allocation of aggregate purchase price to the fair value of acquired assets and assumed liabilities ($ in thousands):
Cash and cash equivalents	$501
Accounts receivable, net of allowances	1,590
Inventories, net	5,474
Prepaid expenses and other	44
Property and equipment, net	3,429
Intangible assets	2,230
Goodwill	7,450
Deferred tax assets	791
Accounts payable	(3,424)
Accrued liabilities and other	(702)
Borrowings under credit facility and debt outstanding	(5,403)
Deferred tax liabilities	(1,664)
Aggregate purchase price	$10,316

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

5. Intangibles

Intangible assets consisted of the following (in thousands):

November 25, 2006 (unaudited)
Indefinite-lived intangibles
Trademarks	$1,000
Copyrights	90
1,090
Amortized intangibles
Customer lists	800
Non-compete agreements	320
Patents	20
1,140
Less accumulated amortization	(260)
880

Intangibles, net	$1,970

6. Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) requires compensation expense to be measured based on the grant-date fair value of the award and recognized over the requisite service period for awards that vest. SFAS No. 123(R) also requires a change in the classification of the benefits of tax deductions in excess of recognized compensation cost from operating cash flow to a financing cash flow in periods after adoption. The Company adopted SFAS No. 123(R) effective February 26, 2006. The Company recognizes compensation expense on a straight-line basis over the requisite service period of the award. Prior to February 26, 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Compensation expense for stock options was measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the stock option exercise price. Prior to fiscal 2006, all stock options had an exercise price equal to the estimated fair value of the common stock at the time of grant, resulting in no compensation expense recorded for the issuance of stock options.

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

The following table summarizes the impact adopting SFAS No. 123(R) had on the Company’s income before income taxes, net income, as well as basic and diluted net income per share, for the three and nine month periods ended November 25, 2006.

	Three Months Ended (Unaudited)	Nine Months Ended (Unaudited)
($ in thousands except per share amounts)	November 25, 2006	November 25, 2006
(Loss) income before income taxes	$(267)	$(792)
Net (loss) income	(181)	(528)
Net (loss) income per share:
Basic	$(0.02)	$(0.05)
Diluted	$(0.02)	$(0.05)

Prior to the adoption of SFAS No. 123(R), the Company reported all tax benefits resulting from the exercise of stock options as operating cash flows in the statement of cash flows. In accordance with SFAS No. 123(R), the statement of cash flows for the nine months ended November 25, 2006, presents the excess tax benefits from the exercise of stock options as financing cash flows. For the first nine months of fiscal 2007, $729,000 of excess tax benefits were reported as financing cash flows rather than operating cash flows.

In accordance with the transition methods described above, financial results for the third quarter and first nine months of fiscal 2006 have not been restated. If the Company had elected to apply the fair value recognition provisions under SFAS No. 123, Accounting for Stock-Based Compensation, for the three and nine month periods ended November 26, 2005, the Company’s net income and net income per share would have been adjusted to the following pro forma amounts:

	Three Months Ended (Unaudited)	Nine Months Ended (Unaudited)
($ in thousands except per share amounts)	November 26, 2005	November 26, 2005
Net (loss) income applicable to common shareholders	$(1,609)	$3,810
Add stock-based compensation expense, net of tax	20	48
Deduct total stock-based compensation determined under fair-value-based method for all awards, net of tax	(96)	(200)
Pro forma net (loss) income applicable to common shareholders	$(1,685)	$3,658

Net (loss) income per share:
Basic—as reported	$(0.15)	$0.66
Basic—pro forma	$(0.16)	$0.63
Diluted—as reported	$(0.15)	$0.58
Diluted—pro forma	$(0.16)	$0.57

Stock Options

The Company’s 1996 Stock Option and Incentive Plan and 2004 Amended and Restated Stock Incentive Plan (together, “Plans”) provide for the issuance of incentive and non-qualified stock options. Options are generally granted at the fair market value as of the grant date, are exercisable ratably over various periods and expire up to ten years after the date of grant. As of November 25, 2006, there were 2,500,000 common shares authorized for issuance under the Plans.

Stock option activity under the Plans for the nine months ended November 25, 2006, was as follows:

	Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	1,238,944	$7.58
Granted	368,250	17.16
Forfeited	(110,264)	10.33
Exercised	(213,801)	5.62
Outstanding, end of period	1,283,129	$10.41	6.8 years	$8.39
Exercisable, end of period	606,027	$6.52	4.4 years	$11.94

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

	Three Months Ended
	November 25, 2006	November 26, 2005
Weighted Average Assumptions:
Risk-free interest rate	N/A	4.2%
Expected dividends	N/A	—
Estimated average life	N/A	5.00 years
Volatility	N/A	50%

Based on these assumptions, the estimated weighted average fair value of the options granted in the third quarter of fiscal 2006 was $7.70. The Company did not grant any stock options during the third quarter of fiscal 2007.

During the third quarter of fiscal 2007 and 2006, the Company received proceeds of $793,000 and $69,000, respectively, from the exercise of stock options and warrants. The aggregate intrinsic value of options exercised (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) during the three months ended November 25, 2006, and November 26, 2005, was $817,000 and $196,000, respectively. The Company received proceeds of $1.2 million and $69,000, respectively, from the exercise of stock options and warrants during the first nine months of fiscal 2007 and 2006. The aggregate intrinsic value of options exercised during the first nine months of fiscal 2007 and 2006 was $2.3 million and $196,000, respectively.

As of November 25, 2006, there was $3.7 million of measured but unrecognized compensation expense related to stock options that is expected to be recognized over a weighted average period of 3.0 years.

7. Net (Loss) Income Per Share

Basic net (loss) income per share is computed based on the weighted average number of common shares outstanding. Diluted net (loss) income per share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had all potentially dilutive common shares been issued. Potentially dilutive shares of common stock include certain common stock options, warrants and convertible preferred stock, depending on the estimated fair market value of the common stock and amount of net income for the period measured. The computation of net (loss) per diluted share for the third quarters of fiscal 2007 and fiscal 2006 excludes all outstanding common stock options because they were anti-dilutive (i.e., including such options would result in a smaller loss per share). The calculation of net income per share for the first nine months of fiscal 2007 excludes 437,438 outstanding common stock options because such outstanding options’ exercise prices were greater than the average market price of the Company’s common shares and, therefore, the effect would be antidilutive (i.e., including such options would result in higher earnings per share).

The following table presents a reconciliation of the numerators and denominators of basic and diluted net (loss) income per share (in thousands, except share and per share amounts):

	Three Months Ended (Unaudited)		Nine Months Ended (Unaudited)
	November 25, 2006	November 26, 2005	November 25, 2006	November 26, 2005
Numerator:
Net (loss) income applicable to common shareholders	$(3,430)	$(1,609)	$6,143	$3,810
Add preferred stock dividends	—	—	—	1,721
Numerator for diluted net (loss) income per share	$(3,430)	$(1,609)	$6,143	$5,531
Denominator:
Weighted average number of common shares outstanding	11,074,449	10,653,135	10,988,214	5,768,834
Effect of dilutive securities:
Outstanding stock options and warrants	—	—	490,413	508,896
Convertible preferred stock	—	—	—	3,202,839
Denominator for diluted net (loss) income per share	11,074,449	10,653,135	11,478,627	9,480,569
Net (loss) income per share:
Basic	$(0.31)	$(0.15)	$0.56	$0.66
Diluted	$(0.31)	$(0.15)	$0.54	$0.58

8. Property and Equipment

Major classes of depreciable assets are as follows (in thousands):

	November 25, 2006 (unaudited)	November 26, 2005 (unaudited)	February 25, 2006
Fixtures and equipment	$34,086	$23,579	$24,755
Leasehold improvements	27,830	18,951	19,831
Land and buildings	2,830	—	—
Construction in process	2,403	1,280	9,671
	67,149	43,810	54,257
Less accumulated depreciation and amortization	(24,696)	(17,767)	(19,039)
Property and equipment, net	$42,453	$26,043	$35,218

9. Revolving Credit Facility

The Company has a revolving credit facility with a commercial bank that provides borrowing capacity for working capital financing and funding for other general corporate purposes.  Borrowings under the credit facility are secured by the Company’s inventories, accounts receivable, financial and intangible assets.  Interest expense on outstanding borrowings is calculated based on the prime rate or an adjusted LIBOR as defined in the credit agreement.  At November 25, 2006, the Company had outstanding borrowings of $8.3 million at annualized interest rates ranging from 6.82% to 8.25%.

Availability under the credit agreement is based on certain percentages of inventory and accounts receivable as defined.  At November 25, 2006, the full facility of $15 million was available to the Company.  In December 2006, the Company exercised its option to expand the borrowing capacity of the revolving credit facility from $15 million to $20 million, the full amount of which is available to the Company.

As discussed in Note 2, the Company entered into a Merger Agreement to be acquired by Dick’s Sporting Goods, Inc.  Completion of this transaction will cause a default under the current terms of the credit facility, requiring an amendment to the facility or the immediate repayment of any outstanding borrowings.

10. Employee Benefit Plan

The Company has a defined contribution 401(k) profit sharing plan (“401(k) Plan”) for eligible employees, which is qualified under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. Employees are entitled to make tax-deferred contributions of up to 75% of their eligible compensation. Effective July 1, 2005, the Company began a discretionary match of 50% of the first 4% of eligible compensation contributed to the 401(k) Plan by each participant. The Company’s matching contribution vests after four years of service, at age 591/2 regardless of service, or upon the death of the employee. The Company’s matching contributions to the 401(k) Plan for the third quarter and first nine months of fiscal 2007 were $49,000 and $137,000, respectively. The Company’s  matching contributions to the 401(k) Plan for the third quarter and first nine months of fiscal 2006 were $24,000 and $40,000, respectively. Future matching contributions to the 401(k) Plan are at the Company’s sole discretion.

11. New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company plans to adopt this Interpretation at the beginning of fiscal 2008, and is currently assessing the impact, if any, the adoption will have on its consolidated results of operations or financial position.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company expects the effect of adopting SAB No. 108, if any, to be immaterial to its consolidated results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. The Company plans to adopt SFAS No. 157 at the beginning of fiscal 2009, and is currently assessing the impact, if any, the adoption will have on its consolidated results of operations or financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Golf Galaxy, Inc. is a multi-channel golf specialty retailer offering a distinctive combination of competitively priced merchandise from the leading national brands in golf equipment, apparel and accessories, along with golf services and golf instruction by on-staff certified PGA professionals. We opened 15 new stores during the first nine months of fiscal 2007. As of November 25, 2006, we operated 65 superstores in 24 states, e-Commerce websites and catalog operations. Our “Everything for the Game.®” core strategy is to provide avid and casual golfers, as well as gift purchasers, a category dominant selection of leading national brand products, expert non-commissioned sales assistance and professional services, the combination of which generally is not available elsewhere. We offer our customers an exciting, interactive environment that compares favorably with the shopping experience at smaller independent golf stores, on-course pro shops and the golf departments of general sporting goods retailers.

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

In the first quarter of fiscal 2007, we acquired all of the outstanding shares of The GolfWorks for a combination of cash, common stock and warrants to purchase common stock. The aggregate purchase price, including direct acquisition costs of $345,000, consisted of $4.1 million in cash ($500,000 of which was deposited into an indemnification escrow); 250,862 shares of our common stock valued at $4.8 million and warrants to purchase 150,000 shares of our common stock with a fair value of $1.4 million. We also assumed $5.4 million in existing debt from The GolfWorks. Following the acquisition, we repaid all outstanding debt of The GolfWorks with a combination of available cash and borrowings under our credit facility. The results of The GolfWorks have been included in our consolidated financial statements as a wholly-owned subsidiary beginning March 16, 2006.

The GolfWorks primarily is a retailer of golf-related products including proprietary clubheads, components and tools for club-making, as well as golf accessories and name brand shafts and grips. In addition to its retail catalogs and eCommerce website, The GolfWorks’ products and fitting systems are featured in all of our stores. We believe The GolfWorks brand provides us an opportunity to expand our offerings to new and existing customers. We intend to grow The GolfWorks brand through an expanded store-in-store service area, which combined with integrated marketing and product offerings, highlights our technical expertise in club repair and upgrade services. The store-in-store area also features a wide assortment of golf club components, tools, shafts and grips for customers interested in building or servicing their own equipment. The acquisition also facilitates the continued growth of our direct-to-consumer channel on a cost efficient basis. The acquired GolfWorks facilities include a customer contact center; distribution center; research, design and light assembly facilities; and a school for club builders. In April 2006, we combined our contact centers to create a more efficient and lower-cost operation.

On November 13, 2006, we announced that we had entered into an Agreement and Plan of Merger, dated as of November 13, 2006 (the “Merger Agreement”), with Dick’s Sporting Goods, Inc. (“Purchaser”) and Yankees Acquisition Corp., a wholly-owned subsidiary of Purchaser (“Sub”). The Merger Agreement was unanimously approved by our Board of Directors and the Board of Directors of Purchaser.

The Merger Agreement provides that at the closing, Sub will be merged with and into us (the “Merger”) and each outstanding share of our common stock, other than shares owned by Purchaser or Sub and other than shares with respect to which dissenters’ rights have been properly asserted, will be converted into the right to receive $18.82 per share in cash, without interest (the “Merger Consideration”).  As a result of the Merger, we will become a wholly-owned subsidiary of Purchaser.

Consummation of the Merger is subject to customary conditions, including shareholder approval of the Merger Agreement, and the absence of any other legal or regulatory restraints on consummation of the Merger. In December 2006, we were notified that early termination of the Hart-Scott-Rodino waiting period had been granted.  The Merger currently is expected to be completed in February 2007. If the Merger Agreement is terminated under certain specified circumstances, we will be required to pay Purchaser a termination fee of $8,000,000. If the Merger Agreement is terminated under certain other circumstances, we or Purchaser may be required to reimburse the other party for that party’s out-of-pocket fees and expenses, up to a maximum of $2,000,000.

In connection with the Merger, certain of our shareholders, including Randall K. Zanatta, our President and Chief Executive Officer, and Gregory B. Maanum, our Chief Operating Officer, have entered into a voting agreement with Purchaser and Sub, covering an aggregate number of shares and stock options representing at the time of signing 19.99% of the outstanding shares of our Common Stock. Under the voting agreement, such shareholders have agreed to vote in favor of the approval of the Merger Agreement and the transactions contemplated thereby, including the Merger, and against any proposal from any other party or any action that would or is designed to delay, prevent or frustrate the Merger.  The voting agreement also prohibits the transfer of our securities unless the transferee agrees to be bound by the voting agreement.  In the event the Merger Agreement is terminated, Purchaser or Sub materially breach the Merger Agreement or the Merger Agreement is amended in a manner adverse to the shareholders that are parties to the voting agreement, the voting agreement will terminate.

We incurred acquisition-related expenses totaling $965,000, before taxes, during the quarter and nine-month periods ended November 25, 2006. Acquisition-related expenses consist of non-recurring, incremental costs arising as a direct result of the pending Merger and include fees paid to our financial advisor and legal expenses. With the exception of $50,000 in legal fees, we have accounted for the remainder of the acquisition-related expenses as non-deductible for income tax purposes. We plan to perform a detailed analysis regarding the deductibility of certain acquisition-related costs, which may result in a change to the accounting treatment for the costs incurred to-date. Due to the current accounting treatment of these costs, the after-tax impact of the non-recurring acquisition-related expenses on net (loss) income was $944,000, or $0.09 and $0.08 per diluted share, for the third quarter and first nine months of fiscal 2007, respectively.

Due to the seasonal nature of our business, interim results are not necessarily indicative of results for the entire fiscal year. Our net sales and net income generally are greatest during the first and second quarters of our fiscal year. The interim financial statements included in this Quarterly Report on Form 10-Q (“Report”) and the related discussions contained herein should be read in conjunction with the audited financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended February 25, 2006 (“fiscal 2006”).

Results of Operations

The following table presents selected items in the unaudited statements of operations as a percentage of our net sales.

	Three Months Ended		Nine Months Ended
	November 25, 2006	November 26, 2005	November 25, 2006	November 26, 2005
Statements of Operations Data
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.8	75.2	68.9	69.9
Gross profit	26.2	24.8	31.1	30.1
Retail operating expenses	24.5	23.9	18.7	18.3
General and administrative expenses	9.1	7.9	5.9	4.9
Preopening expenses	1.6	2.1	1.1	1.2
(Loss) income from operations	(9.0)	(9.1)	5.4	5.7
Acquisition-related expenses	(2.1)	—	(0.4)	—
Interest (expense) income, net	(0.1)	0.5	0.0	0.2
(Loss) income before income taxes	(11.2)	(8.6)	5.0	5.9
Income tax benefit (expense)	3.7	3.5	(2.2)	(2.4)
Net (loss) income	(7.5)%	(5.1)%	2.8%	3.5%

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

Three and Nine Months Ended Nov. 25, 2006 Compared with Three and Nine Months Ended Nov. 26, 2005

Net Sales. Net sales were $46.1 million for the third quarter of fiscal 2007, an increase of 45.1%, compared with $31.8 million for the third quarter of fiscal 2006. Net sales for the first nine months of fiscal 2007 were $224.3 million, an increase of 40.2%, compared with $160.0 million for the same period of the prior fiscal year. The increase in net sales for both the third quarter and first nine months of fiscal 2007 resulted primarily from sales at new stores opened in the current or prior fiscal year, before becoming comparable stores; sales through The GolfWorks, which we acquired on March 16, 2006; and, to a lesser degree, an increase in comparable store sales. Our comparable store sales increased by 3.8% and 1.5%, respectively, for the third quarter and first nine months of fiscal 2007.

Gross Profit. Our gross profit rate increased by 1.4% to 26.2% of net sales for the third quarter of fiscal 2007, compared with 24.8% for the same quarter of the prior fiscal year. For the first nine months of fiscal 2007, our gross profit rate increased by 1.0% to 31.1% of net sales, compared with 30.1% for the first nine months of fiscal 2006. The increase in our gross profit rate for the third quarter was due primarily to higher retail gross margins in many product categories, most notably in pre-owned clubs, apparel and shoes, reflecting a more disciplined promotional strategy and better product transition management.  Margin rates also improved in the third quarter due to a more favorable sales mix, driven by sales growth of higher-margin categories such as services and accessories. These increases were partially offset by a decrease in the margin rate impact of vendor allowances. The increase in our gross profit rate for the nine-month period resulted primarily from higher retail margins due to the factors noted above, partially offset by increases in store occupancy as a percentage of sales.

We expect that continued focus on our strategic initiatives, including initiatives to drive sales of services and accessories, will have a positive impact on our gross profit rate over the remainder of fiscal 2007 relative to fiscal 2006.

Retail Operating Expenses. Retail operating expenses increased to 24.5% of net sales for the third quarter of fiscal 2007, compared with 23.9% for the third quarter of fiscal 2006. For the first nine months of fiscal 2007, retail operating expenses increased to 18.7% of net sales, compared with 18.3% for the same period of the prior fiscal year. The increase in retail operating expenses as a percentage of net sales was due primarily to the impact of new stores opened in the current and prior fiscal year. New stores generally have higher operating expenses as a percentage of net sales in comparison to mature stores due to the impact of a partial year of net sales in the year opened and because mature stores generally have higher sales volumes relative to their operating expenses.

Due to our store growth and the high percentage of new stores in our store base, we expect retail operating expenses as a percentage of net sales to be modestly higher for fiscal 2007 when compared with the prior fiscal year.

General and Administrative Expenses. General and administrative expenses increased to 9.1% of net sales for the third quarter of fiscal 2007, up from 7.9% for the third quarter of the prior fiscal year. For the first nine months of fiscal 2007, general and administrative expenses as a percentage of net sales increased to 5.9%, compared with 4.9% for the same period of fiscal 2006. The increase in our general and administrative expenses rate for the third quarter was due primarily to additional general and administrative costs following the acquisition of The GolfWorks in the first quarter of fiscal 2007.  Incremental costs related to operating as a public company, including costs of preparing to comply with Section 404 of the Sarbanes-Oxley Act and the recognition of stock-based compensation expense also contributed to the increase in our general and administrative expenses rate for the third quarter of fiscal 2007, partially offset by leverage of non-store payroll costs. The increase for the nine-month period was due primarily to the impact of The GolfWorks general and administrative costs following its acquisition, higher public company costs, stock-based compensation expense, and a charge from the write-off of costs from a secondary common stock offering cancelled in the first quarter. These factors were partially offset by leverage of non-store payroll costs and a reduction in performance-based compensation expense, compared with the corresponding period of fiscal 2006.

Preopening Expenses. Preopening expenses were $718,000 for the third quarter of fiscal 2007, compared with $662,000 for the third quarter of fiscal 2006. For the first nine months of fiscal 2007, preopening expenses were $2.5 million compared with $2.0 million for the same period of the prior fiscal year. We opened 15 new stores during the first nine months of fiscal 2007 and 2006, respectively. The increase in preopening expenses for the third quarter and first nine months of fiscal 2007 was due primarily to a higher level of advertising to establish certain new markets. In addition to higher advertising costs, the increase in preopening expenses for the nine-month period reflects an increase in preopening occupancy costs, which can vary due to the location, lease terms and timing of each new store opening.

Acquisition-related Expenses.  Acquisition-related expenses were $965,000 for the third quarter and first nine months of fiscal 2007, compared with $0 for the corresponding periods of the prior fiscal year. Acquisition-related expenses consist of non-recurring, incremental costs arising as a direct result of the pending Merger described more fully in the “Overview” section above and include fees paid to our financial advisor and legal expenses. With the exception of $50,000 in legal fees, we have accounted for the remainder of the acquisition-related expenses as non-deductible for income tax purposes. We plan to perform a detailed analysis regarding the deductibility of certain acquisition-related costs, which may result in a change to the accounting treatment for the costs incurred to-date. Due to the current accounting treatment of these costs, the after-tax impact of the non-recurring acquisition-related expenses on net (loss) income was $944,000, or $0.09 and $0.08 per diluted share, for the third quarter and first nine months of fiscal 2007, respectively.

As discussed above, consummation of the Merger is subject to customary conditions, including shareholder approval of the Merger Agreement, and the absence of any other legal or regulatory restraints on consummation of the Merger. The Merger currently is expected to be completed in February 2007. We expect to incur additional acquisition-related expenses during our fiscal fourth quarter. Further, consummation of the Merger will trigger additional contingent acquisition-related expenses, including a success-based fee for our financial advisor and a bonus for certain of our employees.

Net Interest (Expense) Income. Net interest expense for the third quarter of fiscal 2007 was $33,000, compared with net interest income of $172,000 for the third quarter of the prior fiscal year. The change was due primarily to interest expense from borrowings and maintenance fees under our revolving credit facility in the third quarter of fiscal 2007, compared with net interest income earned on the remaining net cash proceeds from our initial public offering in the prior year period. For the first nine months of fiscal 2007, net interest income was $50,000, compared with $287,000 for the first nine months of the prior fiscal year. The decrease in net interest income for the nine-month period was due primarily to interest earned on positive cash balances through most of the first three quarters of fiscal 2007 being partially offset by the expense factors noted above, in comparison to the net interest income earned in the second and third quarters of fiscal 2006 on the net cash proceeds from our initial public offering in August 2005.

Income Tax Benefit (Expense). We recorded income tax benefits of $1.7 million and $1.1 million, respectively, for the third quarters of fiscal 2007 and 2006. For the first nine months of fiscal 2007, we recorded an income tax provision of $5.0 million, compared with $3.8 million for the first nine months of the prior fiscal year. Our income tax benefit/provision for interim periods is determined using an estimate of our annual effective tax rate. The income tax benefit for the third quarter of fiscal 2007 was based on an estimated annual effective income tax rate of 41.3% applied to our pre-tax loss, excluding the majority of the acquisition-related expenses recorded in the period. With the exception of $50,000 in legal fees, we have accounted for the remainder of the acquisition-related expenses as non-deductible for income tax purposes. We plan to perform a detailed analysis regarding the deductibility of certain acquisition-related costs, which may result in a change to the accounting treatment for the costs incurred to-date. A favorable determination regarding the deductibility of certain acquisition-related costs would be recognized as a reduction in our effective income tax rate in a future period. The income tax benefit for the third quarter of fiscal 2006 was based on an effective income tax rate of 41.0%. The change in the estimated effective income tax rates was due primarily to the impact of certain permanent book/tax differences and fluctuations in the impact of state income taxes. The permanent book/tax differences relate primarily to the non-deductibility of stock option expense recognized for book purposes in fiscal 2007, following the adoption of SFAS No. 123(R).

Net (Loss) Income. We reported a net loss of $3.4 million, or ($0.31) per diluted share, for the third quarter of fiscal 2007, compared with a net loss of $1.6 million, or ($0.15) per diluted share, for the same period of fiscal 2006. For the first nine months of fiscal 2007, net income was $6.1 million, or $0.54 per diluted share, compared with $5.5 million, or $0.58 per diluted share, for the same period of the prior fiscal year.

Pro-Forma Net (Loss) Income Per Share. Pro-forma results for the three and nine-month periods ended November 25, 2006, exclude costs of $944,000, net of tax, related to the pending Merger. Pro-forma results for the nine months ended November 26, 2005, are presented as if our initial public offering and the conversion of preferred stock into shares of common stock had occurred immediately prior to the beginning of fiscal 2006. We believe the use of pro-forma net (loss) income per share provides a consistent measure of profitability as well as important supplemental information due to the significant impact the acquisition-related expenses had on our financial results for the third quarter of fiscal 2007 and due to the significant increase in common shares outstanding resulting from the completion of our initial public offering and the conversion of the convertible preferred stock into shares of common stock as of August 3, 2005. Pro-forma net (loss) income per share is considered a non-GAAP financial measure and is not in accordance with, or preferable to, net (loss) income per share determined in accordance with GAAP. The most directly comparable GAAP financial measure to pro-forma net (loss) income per share is net (loss) income per share. Pro-forma net (loss) income per share is intended to be a supplement to, but not a substitute for, net (loss) income per share prepared in accordance with GAAP. Further, pro-forma net (loss) income per share, as we define it, may not be comparable to a similarly titled measure used by other companies.

The following table presents a reconciliation of the numerator and denominator used in the calculation of pro-forma net (loss) income per share (in thousands, except share and per share amounts):

	Three Months Ended (Unaudited)	Nine Months Ended (Unaudited)
	November 25, 2006	November 25, 2006	November 26, 2005
Pro-forma Information
Pro-forma net (loss) income applicable to common shareholders	$(2,486)	$7,087	$5,531
Pro-forma net (loss) income per share:
Basic	$(0.22)	$0.64	$0.52
Diluted	$(0.22)	$0.62	$0.50
Pro-forma weighted average number of shares outstanding:
Basic	11,074,449	10,988,214	10,642,003
Diluted	11,074,449	11,478,627	11,150,899
Reconciliation of pro-forma information to GAAP
Net (loss) income applicable to common shareholders (GAAP)	$(3,430)	$6,143	$3,810
Acquisition-related expenses, net of tax	944	944	—
Preferred stock dividends	—	—	1,721
Net (loss) income applicable to common shareholders (pro-forma)	$(2,486)	$7,087	$5,531
Basic
Weighted average number of shares outstanding (GAAP)	11,074,449	10,988,214	5,768,834
Conversion of preferred stock to common	—	—	3,202,839
Weighted average additional shares issued in IPO	—	—	1,670,330
Weighted average number of shares outstanding (pro-forma)	11,074,449	10,988,214	10,642,003
Diluted
Weighted average number of shares outstanding (GAAP)	11,074,449	11,478,627	9,480,569
Weighted average additional shares issued in IPO	—	—	1,670,330
Weighted average number of shares outstanding (pro-forma)	11,074,449	11,478,627	11,150,899

Quarterly Results of Operations and Seasonality

The following table sets forth certain unaudited financial and operating data for each quarter of fiscal 2006 and the first three quarters of fiscal 2007. The accompanying unaudited financial and operating data has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. In the opinion of management, the unaudited quarterly information reflects all adjustments, which include only normal and recurring adjustments, considered necessary to present fairly the information shown.

	Fiscal 2006
	Quarter Ended May 28, 2005	Quarter Ended Aug. 27, 2005	Quarter Ended Nov. 26, 2005	Quarter Ended Feb. 25, 2006
	($ in thousands, except per share data)
Net sales	$58,570	$69,635	$31,800	$40,125
Gross profit	18,228	22,070	7,885	10,555
Gross profit as a percentage of net sales	31.1%	31.7%	24.8%	26.3%
Retail operating expenses	$10,932	$10,773	$7,594	$8,213
General and administrative expenses	3,102	2,155	2,527	2,249
Preopening expenses	1,310	40	662	911
Income (loss) from operations	2,884	9,102	(2,898)	(818)
Income (loss) before income taxes	2,899	9,202	(2,726)	(666)
Net income (loss)	$1,693	$5,447	$(1,609)	$(265)
Basic net income (loss) per share	$0.37	$0.98	$(0.15)	$(0.02)
Diluted net income (loss) per share	$0.21	$0.59	$(0.15)	$(0.02)
Weighted average shares outstanding:
Basic	1,883,969	4,801,458	10,653,135	10,665,848
Diluted	8,042,819	9,211,662	10,653,135	10,665,848
Comparable store sales increase(1)	10.5%	7.4%	6.7%	2.5%
Stores opened during the period	11	—	4	1
Number of stores at end of period	45	45	49	50
Selling square feet at end of period	671,953	671,953	727,112	738,615

	Fiscal 2007
	Quarter Ended May 27, 2006	Quarter Ended Aug. 26, 2006	Quarter Ended Nov. 25, 2006
	($ in thousands, except per share data)
Net sales	$82,517	$95,646	$46,146
Gross profit	26,298	31,324	12,084
Gross profit as a percentage of net sales	31.9%	32.7%	26.2%
Retail operating expenses	$15,817	$14,895	$11,302
General and administrative expenses	4,482	4,457	4,215
Preopening expenses	1,648	126	718
Income (loss) from operations	4,351	11,846	(4,151)
Acquisition-related expenses	—	—	(965)
Income (loss) before income taxes	4,359	11,921	(5,149)
Net income (loss)	$2,572	$7,001	$(3,430)
Basic net income (loss) per share	$0.24	$0.64	$(0.31)
Diluted net income (loss) per share	$0.22	$0.61	$(0.31)
Weighted average shares outstanding:
Basic	10,890,837	10,999,356	11,074,449
Diluted	11,590,229	11,432,419	11,074,449
Comparable store sales increase(1)	1.0%	0.8%	3.8%
Stores opened during the period	11	—	4
Number of stores at end of period	61	61	65
Selling square feet at end of period	884,146	884,146	941,059

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

Our quarterly operating results also may fluctuate significantly because of other factors. Customer demand for our products and services, and consequently our sales, also can be significantly impacted by weather. The timing of new store openings and related expenses; the profitability of new stores; the impact on store results during remodeling; changes in retail competition in our markets; and general economic conditions, can affect our quarterly results. The fixed costs of our operations make our operating results sensitive to changes, favorable and unfavorable, in demand for our products and services. Due to these factors, results for any individual quarter may not be indicative of results to be expected for any other quarter or for a full fiscal year.

Our preopening expenses have varied from quarter to quarter due primarily to the timing of store openings. We have historically opened the majority of our new stores in the first and third quarters of the fiscal year, and expect to continue this pattern going forward. We typically incur most preopening expenses for a new store during the three months immediately preceding its opening. In addition, our labor and operating costs for a newly opened store are typically higher than a mature store. Accordingly, the volume and timing of new store openings is expected to continue to have a significant impact on quarterly preopening costs and store labor and operating expenses.

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

Our working capital liquidity needs change significantly from quarter to quarter due to the impact of seasonality, the timing of new store openings and the timing of inventory payments. Our primary source of working capital liquidity is cash provided by operations, and we utilize the borrowing capacity available under our revolving credit facility, if needed.

In the first quarter of fiscal 2007, we acquired The GolfWorks, with a combination of available cash, common stock and warrants to purchase common stock. In addition, we assumed approximately $5.4 million of existing debt from The GolfWorks, which we repaid with our remaining available cash and short-term borrowings under our revolving credit facility. We generated sufficient operating cash flow to fully pay off the revolving debt by the end of the first fiscal quarter.  During the third quarter of fiscal 2007, we accessed our revolving line of credit for working capital funding due to the seasonal reduction in sales volume combined with relatively fixed costs for rent and payroll, and the timing of inventory and construction related payments.  As of November 25, 2006, we had $8.3 million in borrowings outstanding under the line of credit.

Cash Flows

Operating Activities.  Net cash provided by operating activities was $2.6 million through the first three quarters of fiscal 2007, compared with $3.3 million for the same period of fiscal 2006. The decrease resulted primarily from a decrease in leverage from accounts payable relative to increased inventory levels. Net inventory increased year-over-year due to the increase in the number of open stores and, to a lesser degree, the inventory held by The GolfWorks, which was acquired in the first quarter of fiscal 2007. These factors were partially offset by an increase in net income after adjusting for the non-cash impact of depreciation and stock option expense, as well as an increase in deferred rent credits reflecting landlord incentives received for the opening of new stores.

Investing Activities.  Net cash used in investing activities was $16.2 million for the first three quarters of fiscal 2007, compared with $9.5 million for the same period of fiscal 2006. Capital expenditures, primarily related to new stores including the purchase of leaseholds, fixtures and operating equipment, utilized $12.6 million and $9.5 million, respectively, in these periods. The March 2006 acquisition of The GolfWorks reduced net cash by $3.6 million in the first quarter of fiscal 2007, net of cash acquired of $501,000.

Financing Activities.  Net cash provided by financing activities was $4.8 million for the first three quarters of fiscal 2007 resulting primarily from $8.3 million in net borrowings from our revolving line of credit and the proceeds and tax benefits from the exercise of vested stock options during the period, partially offset by the use of $5.4 million to extinguish the debt acquired from The GolfWorks. In the first three quarters of fiscal 2006, net cash provided by financing activities was $18.4 million, resulting from $37.9 million in net proceeds from our initial public offering in the second quarter of fiscal 2006, partially offset by a dividend payment of $19.6 million to the holders of the Company’s preferred stock as part of the conversion of the preferred stock to common stock to facilitate the IPO.

Sources of Liquidity.  In addition to cash provided by operations, we maintain a revolving credit facility as an additional source of short-term liquidity and working capital, if needed. The credit facility has a term ending October 2008 and provides for revolving loans, of which up to $5.0 million may be in the form of letters of credit.  In December 2006, the Company exercised its option to expand the borrowing capacity under the line of credit from $15 million to $20 million.  The exercise of the option was in anticipation of near-term working capital requirements, including construction and pre-opening costs for new stores planned to open in the first quarter of fiscal 2008.  Borrowings under the credit facility are secured by our inventories, accounts receivable, and financial and intangible assets. Availability under the credit facility is calculated on the basis of eligible inventory and certain accounts receivable, net of specified reserves, and less any outstanding letters of credit. Interest on any outstanding indebtedness under our credit facility accrues at the prime lending rate or an adjusted LIBOR as defined in the agreement for the credit facility. Borrowings under the credit facility were $8.3 million at November 25, 2006.  There were no borrowings outstanding as of November 26, 2005.

Capital Resources

Our future capital requirements will depend primarily on the number and timing of new stores opened and capital needed for strategic growth opportunities, such as the acquisition of The GolfWorks in the first quarter of fiscal 2007. We expect capital expenditures of approximately $20 million to $22 million for fiscal 2007, including stores opened in this fiscal year and planned for the first quarter of fiscal 2008. In the third quarter, we opened four new stores for a total of 15 new stores in fiscal 2007, and we currently expect to open 16 to 18 new stores in fiscal 2008. Capital also might be needed to remodel or relocate existing stores in the future, as well as additional capital investments in our infrastructure to support a growing store base.

As noted above, we entered into a Merger Agreement to be acquired by Dick’s Sporting Goods, Inc.  Completion of this transaction will cause a default under the terms of the current credit facility, requiring an amendment to the facility or the immediate repayment of any outstanding borrowings.  Following the acquisition, we believe any substantial future capital requirements can be funded through the combined company’s resources.

Absent the acquisition, we believe we would have sufficient resources to fund our capital requirements through cash provided by operations, our revolving credit facility and additional equity or debt financing, if necessary.

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

Impact of Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We plan to adopt this Interpretation at the beginning of fiscal 2008, and we are currently assessing the impact, if any, the adoption will have on our consolidated results of operations or financial position.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We expect the effect of adopting SAB No. 108, if any, to be immaterial to our consolidated results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. We plan to adopt SFAS No. 157 at the beginning of fiscal 2009, and we are currently assessing the impact, if any, the adoption will have on our consolidated results of operations or financial position.

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

The following factors, among others, could cause our actual financial performance to differ materially from that expressed in any forward-looking statement: a decline in the popularity of golf or golf-related products and services; limitations imposed by suppliers on the amount or variety of products; failure by suppliers to develop and introduce new products or if new products result in excessive close-outs of existing inventories; seasonal fluctuation in demand for products; weather conditions; the ability to implement our growth plan successfully; competition in the golf and sporting goods industry; a decline in discretionary spending; availability of adequate capital to fund growth; loss of key management; the ability to integrate acquired companies successfully, including The GolfWorks; the failure to obtain shareholder adoption and approval of the Merger Agreement or the failure to satisfy other closing conditions with respect to the proposed Merger; the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement; the failure of the proposed Merger to close for any other reason; and the amount of costs, fees, expenses and other charges relating to the Merger. The foregoing list should not be construed as exhaustive. Additional information concerning these and other factors that could cause actual results to differ materially from those in the forward-looking statements is included in our Annual Report on Form 10-K for the fiscal year ended February 25, 2006.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Historically, we have borrowed under our revolving credit facility for seasonal liquidity needs. Borrowings under the revolving credit facility incur interest at floating rates based either on the prime rate or an adjusted LIBOR, and to the extent there are outstanding borrowings, we are exposed to market risk related to changes in interest rates. At November 25, 2006 we had outstanding borrowings under the revolving credit facility of  $8.3 million, at annualized interest rates ranging from 6.82% to 8.25%.  At November 26, 2005, we did not have any borrowings outstanding, although any prime-based borrowings at that time would have had an annualized interest rate of 7.00%. Given the amount of borrowings during the three and nine month periods ended November 25, 2006, and November 26, 2005, there would have been no material effect on our income before income taxes if interest rates would have increased by 100 basis points. We are not a party to any derivative financial instruments.

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

There have been no changes in internal control over financial reporting during the quarter ended November 25, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

Our business is subject to numerous risks as discussed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 25, 2006.  In addition, the following risks relate specifically to the pending acquisition of the Company by Dick’s Sporting Goods, Inc. described in Note 2 of our “Notes to Unauditied Consolidated Financial Statements” in Item 1 of Part I above:

•                  the failure to obtain shareholder adoption and approval of the merger agreement or the failure to satisfy other closing conditions with respect to the proposed merger;

•                  the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement;

•                  the failure of the proposed merger to close for any other reason; and

•                  the amounts of costs, fees, expenses and other charges relating to the merger.

Item 6. Exhibits.

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated as of November 13, 2006, by and among Golf Galaxy, Inc., Dick’s Sporting Goods, Inc. and Yankees Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated November 13, 2006).

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
10.1

Amended and Restated Employment Agreement between the Registrant and Randall K. Zanatta, dated October 9, 2006 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 26, 2006)

10.2

Amended and Restated Employment Agreement between the Registrant and Gregory B. Maanum, dated October 9, 2006 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 26, 2006)

10.3

Amended and Restated Employment Agreement between the Registrant and Richard C. Nordvold, dated October 9, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 26, 2006)

10.4

Amended and Restated Employment Agreement between the Registrant and Ronald G. Hornbaker, dated October 9, 2006 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 26, 2006)

10.5

Amended and Restated Retention Agreement between the Registrant and Randall K. Zanatta, dated October 9, 2006 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 26, 2006)

10.6

Amended and Restated Retention Agreement between the Registrant and Gregory B. Maanum, dated October 9, 2006 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 26, 2006)

10.7

Retention Agreement between the Registrant and Richard C. Nordvold, dated October 9, 2006 (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 26, 2006)

10.8

Retention Agreement between the Registrant and Ronald G. Hornbaker, dated October 9, 2006 (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 26, 2006)

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

GOLF GALAXY, INC.
(Registrant)

Date January 9, 2007	/s/ RANDALL K. ZANATTA
Randall K. Zanatta
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date January 9, 2007	/s/ RICHARD C. NORDVOLD
Richard C. Nordvold
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX TO FORM 10-Q

2.1

Agreement and Plan of Merger, dated as of November 13, 2006, by and among Golf Galaxy, Inc., Dick’s Sporting Goods, Inc. and Yankees Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated November 13, 2006).

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
10.1

Amended and Restated Employment Agreement between the Registrant and Randall K. Zanatta, dated October 9, 2006 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 26, 2006)

10.2

Amended and Restated Employment Agreement between the Registrant and Gregory B. Maanum, dated October 9, 2006 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 26, 2006)

10.3

Amended and Restated Employment Agreement between the Registrant and Richard C. Nordvold, dated October 9, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 26, 2006)

10.4

Amended and Restated Employment Agreement between the Registrant and Ronald G. Hornbaker, dated October 9, 2006 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 26, 2006)

10.5

Amended and Restated Retention Agreement between the Registrant and Randall K. Zanatta, dated October 9, 2006 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 26, 2006)

10.6

Amended and Restated Retention Agreement between the Registrant and Gregory B. Maanum, dated October 9, 2006 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 26, 2006)

10.7

Retention Agreement between the Registrant and Richard C. Nordvold, dated October 9, 2006 (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 26, 2006)

10.8

Retention Agreement between the Registrant and Ronald G. Hornbaker, dated October 9, 2006 (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 26, 2006)

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